Form 10-Q
period 1995-06-30
WITTER DEAN CORNERSTONE FUND II
filed 1995-08-11
CIK 736999

THIS CONFORMING PAPER FORMAT DOCUMENT IS BEING SUBMITTED
                          PURSUANT  TO RULE 901(d) OF REGULATION S-T


                                                UNITED STATES
                                     SECURITIES AND EXCHANGE COMMISSION
                                           Washington, D.C. 20549

                                                  FORM 10-Q

[X]      Quarterly report pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934
For the period ended June 30, 1995 or

[ ]      Transition report pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934
For the transition period from ________________to_____________.

Commission file number 0-13298

                DEAN WITTER CORNERSTONE FUND II
     (Exact name of registrant as specified in its charter)


          New York                                        13-3212871
(State or other jurisdiction of                        (I.R.S. Employer
Incorporation or organization)                        Identification No.)


c/o Demeter Management Corp.
Two World Trade Center, New York, NY 62 Fl.                   10048
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code (212) 392-5454


(Former name, former address, and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X                          No

                                       DEAN WITTER CORNERSTONE FUND II

                                   INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                June 30, 1995


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
         Statements of Financial Condition
         June 30, 1995 (Unaudited) and December 31, 1994..........2

         Statements of Operations for the Quarters Ended
         June 30, 1995 and 1994 (Unaudited).......................3

         Statements of Operations for the Six Months Ended
         June 30, 1995 and 1994 (Unaudited).......................4

         Statements of Cash Flows for the Six Months Ended
         June 30, 1995 and 1994 (Unaudited).......................5

         Statements of Changes in Partners' Capital for
         the Six Months Ended June 30, 1995 and 1994
         (Unaudited)..............................................6

         Notes to Financial Statements (Unaudited).............7-10

Item 2.       Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations........................................11-15

PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.....................                                         16
/TABLE

                                       DEAN WITTER CORNERSTONE FUND II
                                      STATEMENTS OF FINANCIAL CONDITION


                                                                   June 30,               December 31,
                                                                     1995                     1994

                                                                  (Unaudited)
ASSETS
Equity in commodity futures trading accounts:
   Cash                                                          $ 32,888,016              $ 27,570,984
   Net unrealized gain on open contracts                            1,730,704                 4,316,080

   Total Trading Equity                                            34,618,720                31,887,064

   Interest receivable (DWR)                                          129,202                   124,668
   Receivable from DWR                                                 52,031                    50,385

   Total Assets                                                  $ 34,799,953              $ 32,062,117


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Redemptions payable                                           $    621,102             $     386,099
   Accrued incentive fees                                             486,794                         -
   Accrued management fees                                            115,113                   105,860
   Common administrative expenses payable                              91,132                   111,168
   Accrued brokerage commissions (DWR)                                 55,429                    81,268
   Accrued transaction fees and costs                                   4,407                     5,720

   Total Liabilities                                                1,373,977                   690,115


Partners' Capital

   Limited Partners (11,564.296 and
    13,802.050 Units, respectively)                                32,809,189                30,885,515
   General Partner (217.400 Units)                                    616,787                   486,487

   Total Partners' Capital                                         33,425,976                31,372,002

   Total Liabilities and Partners' Capital                       $ 34,799,953              $ 32,062,117


NET ASSET VALUE PER UNIT                                        $    2,837.11             $    2,237.75



                           The accompanying footnotes are an integral part
                                   of these financial statements.

                                       DEAN WITTER CORNERSTONE FUND II
                                          STATEMENTS OF OPERATIONS
                                                 (Unaudited)





                                                                 For the Quarters Ended June 30,

                                                                   1995                  1994
REVENUES
   Trading profit (loss):
   Realized                                                  $   6,400,530         $  1,570,527
   Net change in unrealized                                     (4,650,918)             790,215

          Total Trading Results                                  1,749,612            2,360,742

        Interest Income (DWR)                                      414,608              274,561

          Total Revenues                                         2,164,220            2,635,303


EXPENSES

        Brokerage commissions (DWR)                                457,469              663,922
        Management fees                                            351,270              352,347
        Incentive fees                                             135,682              184,450
        Transaction fees and costs                                  36,327               64,584
        Administrative expenses                                          -               12,275

          Total Expenses                                           980,748            1,277,578

NET INCOME                                                    $  1,183,472        $   1,357,725

        Limited Partners                                         1,162,687            1,335,288
        General Partner                                             20,785               22,437
        Net income per unit                                 $        95.61      $         90.32




                           The accompanying footnotes are an integral part
                                   of these financial statements.


                                       DEAN WITTER CORNERSTONE FUND II
                                          STATEMENTS OF OPERATIONS
                                                 (Unaudited)





                                                                For the Six Months Ended June 30,

                                                                   1995                  1994
REVENUES
   Trading profit (loss):
   Realized                                                  $  12,177,479         $  3,673,626
   Net change in unrealized                                     (2,585,376)            (559,355)

          Total Trading Results                                  9,592,103            3,114,271

        Interest Income (DWR)                                       797,905             483,214

          Total Revenues                                        10,390,008            3,597,485


EXPENSES

        Brokerage commissions (DWR)                              1,012,805            1,207,427
        Management fees                                            689,946              678,299
        Incentive fees                                             533,049              184,450
        Transaction fees and costs                                  78,951              107,112
        Administrative expenses                                      8,184               24,550

          Total Expenses                                         2,322,935            2,201,838

NET INCOME                                                    $  8,067,073        $   1,395,647

        Limited Partners                                         7,936,773            1,373,148
        General Partner                                            130,300               22,499
        Net income per unit                                 $       599.36      $         90.57




                           The accompanying footnotes are an integral part
                                   of these financial statements.


                                       DEAN WITTER CORNERSTONE FUND II
                                          STATEMENTS OF CASH FLOWS
                                                (Unaudited)





                                                                For the Six Months Ended June 30,

                                                                   1995                  1994
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                 $  8,067,073         $  1,395,647
   Noncash item included in net income:
        Net change in unrealized                                 2,585,376              559,355

   (Increase) decrease in operating assets:
        Interest receivable (DWR)                                   (4,534)             (35,739)
        Receivable from DWR                                         (1,646)               2,961

   Increase (decrease) in operating liabilities:
        Accrued incentive fees                                     486,794              169,114
        Accrued management fees                                      9,253               16,227
        Common administrative expenses payable                     (20,036)              24,550
        Accrued brokerage commissions (DWR)                        (25,839)             (23,424)
        Accrued transaction fees and costs                          (1,313)              (1,477)

   Net cash provided by operating activities                    11,095,128            2,107,214


CASH FLOWS FROM FINANCING ACTIVITIES

   Offering of units                                               132,223            5,084,802
   Increase in redemptions payable                                 235,003              140,209
   Redemptions of units                                         (6,145,322)          (1,921,719)

   Net cash provided by (used for) financing activities         (5,778,096)           3,303,292


   Net increase in cash                                          5,317,032            5,410,506

   Balance at beginning of period                               27,570,984           28,680,335

   Balance at end of period                                    $32,888,016          $34,090,841



                           The accompanying footnotes are an integral part
                                   of these financial statements.

                                       DEAN WITTER CORNERSTONE FUND II
                                 STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                               For the Six Months Ended June 30, 1995 and 1994
                                                 (Unaudited)



                                              Units of
                                             Partnership        Limited          General
                                              Interest         Partners          Partner          Total
Partners' Capital
  December 31, 1993                          12,998.995       $31,331,000        $610,373      $31,941,373

Continuous Offering                           2,111.349         5,084,802               -        5,084,802

Net Income                                            -         1,373,148         22,499         1,395,647

Redemptions                                    (784.189)       (1,842,738)      (78,981)        (1,921,719)

Partners' Capital
  June 30, 1994                              14,326.155       $35,946,212       $553,891       $36,500,103



Partners' Capital
  December 31, 1994                          14,019.450       $30,885,515       $486,487        $31,372,002

Continous Offering                               52.964           132,223              -            132,223

Net Income                                            -         7,936,773        130,300         8,067,073

Redemptions                                  (2,290.718)       (6,145,322)             -        (6,145,322)

Partners' Capital
  June 30, 1995                              11,781.696       $32,809,189       $616,787       $33,425,976







              The accompanying footnotes are an integral part
                      of these financial statements.

                     DEAN WITTER CORNERSTONE FUND II
                       NOTES TO FINANCIAL STATEMENTS
                                (Unaudited)

The financial statements include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition. The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 1994 Annual Report on Form 10-K.

1. Organization
Dean Witter Cornerstone Fund II (the "Partnership") is a limited partnership organized to engage in the speculative trading of commodity futures contracts and forward contracts on foreign currencies. The Partnership is one of the Dean Witter Cornerstone Funds, comprised of Dean Witter Cornerstone Fund II, Dean Witter Cornerstone Fund III, and Dean Witter Cornerstone Fund IV.

2. Summary of Significant Accounting Policies
Net Income (Loss) per Unit - Net income (loss) per unit was computed using the weighted average number of units outstanding during the period.

Equity in Commodity Futures Trading Accounts - The Partnership's asset "Equity in Commodity Futures Trading Accounts" consists of cash on deposit at Dean Witter Reynolds Inc. ("DWR") to be used as margin for trading and the net asset or liability related to unrealized gains on open contracts.

                                       DEAN WITTER CORNERSTONE FUND II
                                 NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

The asset or liability related to the unrealized gains or losses on forward contracts is presented as a net amount because the Partnership has a master netting agreement with DWR.

3. Trading Managers
The trading managers who make all trading decisions for the Partnership are as follows:
                         Abacus Asset Management Corporation
                         John W. Henry & Co., Inc.


4. Related Party Transactions
Both Demeter Management Corporation (the "General Partner") and the commodity broker DWR are wholly owned subsidiaries of Dean Witter, Discover & Co. The Partnership's cash is on deposit with DWR in commodity trading accounts to meet margin requirements as needed. DWR pays interest on these funds based on current 13-week U.S. Treasury Bill rates. Brokerage expenses incurred by the Partnership are paid to DWR.

5.  Off-Balance Sheet Risk
The Partnership trades futures and forward contracts in interest rates, stock indices, commodities, currencies, petroleum and precious metals. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the

                                       DEAN WITTER CORNERSTONE FUND II
                                 NOTES TO FINANCIAL STATEMENTS - (CONTINUED)

potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility. At June 30, 1995, open contracts were:

                                          Contract or
                                        Notional Amount

Exchange Traded Contracts:
 Financial Futures:
   Commitments to Purchase               $28,866,000
   Commitments to Sell                   $12,321,000
 Commodity Futures:
   Commitments to Purchase               $ 6,517,000
   Commitments to Sell                   $15,637,000
 Foreign Futures:
   Commitments to Purchase               $ 4,781,000
   Commitments to Sell                   $ 7,318,000
Off Exchange Traded Contracts:
 Forward Currency Contracts:
   Commitments to Purchase               $27,942,000
   Commitments to Sell                   $22,248,000


A portion of the amounts indicated as off-balance sheet risk in forward currency contracts is due to offsetting forward commitments to purchase and to sell the same currency on the same date in the future. These commitments are economically offsetting, but are not offset in the forward market until the settlement date.

The unrealized gains and losses on open contracts is reported as a component of "Equity in Commodity Futures Trading Accounts" on the Statement of Financial Condition and totaled $1,730,704 at June 30, 1995. Of the $1,730,704 net unrealized gain on open contracts as of June 30, 1995, $1,664,321 related to exchange traded futures contracts and $66,383 related to off-exchange traded forward currency contracts.

                                       DEAN WITTER CORNERSTONE FUND II
                                 NOTES TO FINANCIAL STATEMENTS - (CONCLUDED)

Exchange Traded Futures Contracts held by the Partnership at June
30, 1995 mature through June 1996.  Off Exchange Traded Forward
Currency Contracts held by the Partnership at June 30, 1995 matured through July 1995.

The contract amounts in the above table represent the Partnership's extent of involvement in the particular class of financial instrument, but not the credit risk associated with counterparty nonperformance. The credit risk associated with these instruments is limited to the amounts reflected in the Partnership's Statements of Financial Condition.

The Partnership also has credit risk because the sole counterparty, with respect to most of the Partnership's assets, is DWR. Exchange traded futures contracts are marked to market on a daily basis, with variations in value credited or charged to the Fund's account on a daily basis. DWR, as the futures commission merchant for all of the Partnership's exchange traded futures contracts, is required pursuant to regulations of the Commodity Futures Trading Commission to segregate from its own assets and for the sole benefit of its commodity customers all funds held by DWR with respect to exchange traded futures contracts including an amount equal to the net unrealized gain on all open futures contracts. With respect to the Partnership's off-exchange traded foreign currency forward contracts, there are no daily settlements of variations in value.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity. The Partnership's assets are deposited in separate commodity trading accounts with DWR, and are used by the Partnership as margin to engage in trading commodity futures contracts and forward contracts on foreign currency. DWR holds such assets in either bank accounts or in securities approved by the Commodity Futures Trading Commission for investment of customer funds. The Partnership's assets held by DWR may be used as margin solely for the Partnership's trading. Since the Partnership's sole purpose is to trade in commodity futures contracts and forward contracts on foreign currency, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

The Partnership's investment in commodity futures contracts and other commodity interests may be illiquid. If the price for a futures contract for a particular commodity has increased or decreased by an amount equal to the "daily limit," positions in the commodity can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Partnership from promptly liquidating its commodity futures positions.

There is no limitation on daily price moves in trading forward contracts on foreign currency. The markets for some world currencies have low trading volume and are illiquid, which may prevent the Partnership from trading in profitable markets or prevent the Partnership from promptly liquidating unfavorable positions in such markets and subjecting it to substantial losses.


Either of these market conditions could result in restrictions on redemptions.


Capital Resources The Partnership does not have, nor does it expect to have, any capital assets. Redemptions, exchanges and sales of additional Units in the future will impact the amount of funds available for investments in commodity futures contracts and other commodity interests.


Results of Operations
For the Quarter and Six Months Ended June 30, 1995
For the quarter ended June 30, 1995, the Partnership's total
trading gains including interest income were $2,164,220.   During
the second quarter, the Partnership posted a gain in Net Asset Value per Unit. The most significant trading gains were recorded in financial futures during April and May as global interest rate futures continued to trend higher. Trading gains were recorded in U.S. Treasury bond and Treasury note, Japanese bond and European bond futures. Gains were also recorded in Nikkei stock index futures, as Japanese stock prices trended lower, and S&P 500 Index futures, as domestic stock prices moved higher. In May, gains were recorded as a result of trading in the energy markets. In June, gains were recorded in the energy markets, as well as in the soft commodities markets. Losses in the agricultural markets were experienced in all three months of the quarter. Losses were also recorded in the metals markets in May and in the currency markets in May and June. These losses offset a portion of the Partnership's overall gains for the quarter. The total expenses for the period were $980,748, resulting in a net gain of $1,183,472. The value of an individual Unit in the Partnership increased from $2,741.50 at March 31, 1995 to $2,837.11 at June 30, 1995.



For the six months ended June 30, 1995, the Partnership's total
trading gains including interest income were $10,390,008.   During
the first six months of the year, the Partnership posted a gain in Net Asset Value per Unit. The most significant trading gains were recorded in currency and financial futures trading. Currency trading contributed to the overall gains as an upward trend in the Japanese yen and a majority of the European currencies versus the U.S. dollar occurred through February, March and April. Gains were also recorded in both interest rate and stock index futures during the first half of the year. The trading gains from interest rate futures were the result of an upward trend in global bond prices between February and May. Stock index futures also contributed to the overall gains for the Partnership, as U.S. stocks trended higher, while Japanese stocks declined during the quarter. Smaller gains in crude oil experienced in February and June also added to the overall gains. Trading losses were recorded in agricultural futures, predominantly in the soybean products, as well as in the metals and soft commodities markets, throughout the majority of the months. These losses offset a portion of the Partnership's gains experienced during the first half of the year. The total expenses for the period were $2,322,935, resulting in a net income of $8,067,073. The value of an individual Unit in the Partnership increased from $2,237.75 at December 31, 1994 to $2,837.11 at June 30, 1995.


For the Quarter and Six Months Ended June 30, 1994
For the quarter ended June 30, 1994, the Partnership's total trading revenues including interest income were $2,635,303.
During the second quarter, the Partnership posted a gain in Net Asset Value per Unit. The most significant gains were the result of an upward trend in coffee prices during the quarter. The majority of these gains resulted from long coffee positions throughout the quarter. Additional gains were recorded by the Partnership from trading crude oil in the early portion of the quarter. Smaller profits were also recorded from transactions involving U.S. and European interest rate futures. Trading losses in the agricultural and metals markets offset a portion of overall Fund gains for the Partnership during the second fiscal quarter. The total expenses for the period were $1,277,578, resulting in net income of $1,357,725. The value of an individual Unit in the Partnership increased from $2,457.47 at March 31, 1994 to $2,547.79 at June 30, 1994.

For the six months ended June 30, 1994, the Partnership's total trading revenues including interest income were $3,597,485.
During the first six months, the Partnership posted a gain in Net Asset Value per Unit. The most significant gains resulted from trading coffee in the second quarter and from a download movement in U.S. interest rate futures prices during March. Additional gains were recorded in the energy markets, specifically crude oil in April. The Partnership posted losses in the first half of the year from trading in the agricultural, metals and currency markets as prices within each of these complexes moved in a relatively tight range. The total expenses for the period were $2,201,838, resulting in net income of $1,395,647. The value of an individual Unit in the Partnership increased from $2,457.22 at December 31, 1993 to $2,547.79 at June 30, 1994.

                               PART II.   OTHER INFORMATION

Item 6. - EXHIBITS AND REPORTS ON FORM 8-K
                   (A)  Exhibits - None.
                   (B)  Reports on Form 8-K - None.

                                       SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                          Dean Witter Cornerstone Fund II
                                                   (Registrant)

                                          By: Demeter Management Corporation
                                                    (General Partner)

August 11, 1995                           By:/s/   Patti L. Behnke
                                                   Patti L. Behnke
                                                   Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.