Form 10-Q
period 1995-09-30
WITTER DEAN CORNERSTONE FUND II
filed 1995-11-14
CIK 736999

UNITED STATES
                                          SECURITIES AND EXCHANGE COMMISSION
                                                Washington, D.C. 20549

                                                       FORM 10-Q

[X]      Quarterly report pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934
For the period ended September 30, 1995 or

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

                                                  September 30, 1995

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition
     September 30, 1995 (Unaudited) and December 31, 1994.........2

     Statements of Operations for the Quarters Ended
     September 30, 1995 and 1994 (Unaudited)......................3

     Statements of Operations for Nine Months Ended
     September 30, 1995 and 1994 (Unaudited)......................4

     Statements of Changes in Partners' Capital for the
     Nine Months Ended September 30, 1995 and 1994
     (Unaudited)..................................................5

     Statements of Cash Flows for the Nine Months Ended
     September 30, 1995 and 1994 (Unaudited)......................6

     Notes to Financial Statements (Unaudited).................7-11

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.................12-18

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K......................19


                                            DEAN WITTER CORNERSTONE FUND II
                                           STATEMENTS OF FINANCIAL CONDITION


                                                                       September 30,              December 31,
                                                                           1995                       1994

                                                                        (Unaudited)
ASSETS
Equity in commodity futures trading accounts:
   Cash                                                                        $ 29,545,248               $ 27,570,984
   Net unrealized gain on open contracts                                            454,237                  4,316,080

   Total Trading Equity                                                          29,999,485                 31,887,064

Interest receivable (DWR)                                                           112,264                    124,668
Receivable from DWR                                                                  89,291                     50,385

   Total Assets                                                                $ 30,201,040               $ 32,062,117


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Redemptions payable                                                         $    232,104              $     386,099
   Accrued management fees                                                           99,885                    105,860
   Common administrative expenses payable                                            81,314                    111,168
   Accrued brokerage commissions (DWR)                                               50,471                     81,268
   Accrued incentive fees                                                             9,489                          -
   Accrued transaction fees and costs                                                 3,932                      5,720

   Total Liabilities                                                                477,195                    690,115


Partners' Capital

   Limited Partners (11,008.021 and
    13,802.050 Units, respectively)                                              29,148,190                 30,885,515
   General Partner (217.400 Units)                                                  575,655                    486,487

   Total Partners' Capital                                                       29,723,845                 31,372,002

   Total Liabilities and Partners' Capital                                     $ 30,201,040               $ 32,062,117


NET ASSET VALUE PER UNIT                                                      $    2,647.90              $    2,237.75



                                    The accompanying footnotes are an integral part
                                            of these financial statements.

                                            DEAN WITTER CORNERSTONE FUND II
                                               STATEMENTS OF OPERATIONS
                                                     (Unaudited)





                                                                      For the Quarters Ended September 30,

                                                                         1995                    1994
REVENUES
   Trading profit (loss):
        Realized                                                     $   (913,739)          $   (883,075)
        Net change in unrealized                                       (1,276,467)            (1,534,700)

           Total Trading Results                                       (2,190,206)            (2,417,775)

   Interest Income (DWR)                                                  354,431                322,738

           Total Revenues                                              (1,835,775)            (2,095,037)


EXPENSES

   Brokerage commissions (DWR)                                            453,296                539,030
   Management fees                                                        314,025                345,792
   Transaction fees and costs                                              42,808                  39,859
   Incentive fees                                                        (450,051)              (184,450)
   Administrative expenses                                                      -                 12,276

           Total Expenses                                                 360,078                752,507

NET LOSS                                                            $  (2,195,853)         $  (2,847,544)

   Limited Partners                                                    (2,154,721)            (2,805,042)
   General Partner                                                        (41,132)               (42,502)

                                                                    $  (2,195,853)         $  (2,847,544)

NET LOSS PER UNIT

   Limited Partners                                                 $     (189.21)         $     (195.49)
   General Partner                                                  $     (189.21)         $     (195.49)

                                    The accompanying footnotes are an integral part
                                            of these financial statements.

                                            DEAN WITTER CORNERSTONE FUND II
                                               STATEMENTS OF OPERATIONS
                                                       (Unaudited)





                                                                    For the Nine Months Ended September 30,

                                                                         1995                    1994
REVENUES
   Trading profit (loss):
        Realized                                                    $  11,263,740           $  2,790,549
        Net change in unrealized                                       (3,861,843)            (2,094,053)

           Total Trading Results                                        7,401,897                696,496

   Interest Income (DWR)                                                1,152,336                805,952

           Total Revenues                                               8,554,233              1,502,448


EXPENSES

   Brokerage commissions (DWR)                                          1,466,101              1,746,457
   Management fees                                                      1,003,971              1,024,091
   Transaction fees and costs                                             121,759                 146,971
   Incentive fees                                                          82,998                      -
   Administrative expenses                                                  8,184                 36,826

           Total Expenses                                               2,683,013              2,954,345

NET INCOME (LOSS)                                                    $  5,871,220          $  (1,451,897)

   Limited Partners                                                     5,782,053             (1,431,894)
   General Partner                                                         89,167                (20,003)

                                                                     $  5,871,220          $  (1,451,897)

NET INCOME (LOSS) PER UNIT

   Limited Partners                                                  $     410.15          $     (104.92)
   General Partner                                                   $     410.15          $     (104.92)



                                    The accompanying footnotes are an integral part
                                            of these financial statements.



                                            DEAN WITTER CORNERSTONE FUND II
                                      STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                 For the Nine Months Ended September 30, 1995 and 1994
                                                      (Unaudited)



                                                  Units of
                                                 Partnership          Limited           General
                                                  Interest           Partners           Partner            Total
Partners' Capital
  December 31, 1993                               12,998.995        $31,331,000         $610,373        $31,941,373

Continuous Offering                                2,718.730          6,570,487                -          6,570,487

Net Loss                                                   -         (1,431,894)         (20,003)        (1,451,897)

Redemptions                                       (1,407.549)        (3,319,200)         (78,981)        (3,398,181)

Partners' Capital
  September 30, 1994                              14,310.176        $33,150,393         $511,389        $33,661,782



Partners' Capital
  December 31, 1994                                14,019.450       $30,885,515         $486,487        $31,372,002

Continuous Offering                                   69.642            177,837                -            177,837

Net Income                                                 -          5,782,053           89,167          5,871,220

Redemptions                                       (2,863.671)        (7,697,214)              -          (7,697,214)

Partners' Capital
  September 30, 1995                              11,225.421        $29,148,191         $575,654        $29,723,845




                                 The accompanying footnotes are an integral part
                                            of these financial statements.



                                            DEAN WITTER CORNERSTONE FUND II
                                               STATEMENTS OF CASH FLOWS
                                                    (Unaudited)





                                                                    For the Nine Months Ended September 30,

                                                                         1995                    1994
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                    $  5,871,220           $ (1,451,897)
Noncash item included in net income:
        Net change in unrealized                                        3,861,843              2,094,053

   (Increase) decrease in operating assets:
        Interest receivable (DWR)                                          12,404                (45,257)
        Receivable from DWR                                               (38,906)                  8,211

   Increase (decrease) in operating liabilities:
        Accrued management fees                                            (5,975)                  6,396
        Common administrative expenses payable                            (29,854)               (26,349)
        Accrued brokerage commissions (DWR)                               (30,797)                 5,704
        Accrued incentive fees                                              9,489                (15,336)
        Accrued transaction fees and costs                                 (1,788)                   233

Net cash provided by operating activities                                9,647,636               575,758


CASH FLOWS FROM FINANCING ACTIVITIES

   Offering of units                                                      177,837              6,570,487
   Increase in redemptions payable                                       (153,995)               213,767
   Redemptions of units                                                (7,697,214)            (3,398,181)

Net cash provided by (used for) financing activities                   (7,673,372)             3,386,073


Net increase in cash                                                    1,974,264              3,961,831

Balance at beginning of period                                         27,570,984             28,680,335

Balance at end of period                                              $29,545,248            $32,642,166




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

The General Partner for the Partnership is Demeter Management
Corporation (the "General Partner"). The commodity broker is Dean Witter Reynolds Inc. ("DWR").

The General Partner is required to maintain a 1% minimum interest in the equity of the Partnership and income (losses) are shared by the General and Limited Partners based upon their proportional ownership interest.

             DEAN WITTER CORNERSTONE FUND II
          NOTES TO FINANCIAL STATEMENTS (CONTINUED)



2. Summary of Significant Accounting Policies
Net Income (Loss) per Unit - Net income (loss) per unit was computed using the weighted average number of units outstanding during the period.

Equity in Commodity Futures Trading Accounts - The Partnership's asset "Equity in Commodity Futures Trading Accounts" consists of cash on deposit at DWR to be used as margin for trading and the net asset or liability related to unrealized gains or losses on open contracts. The asset or liability related to the unrealized gains or losses on forward contracts is presented as a net amount because the Partner-ship has a master netting agreement with DWR.

3. Trading Managers
The trading managers who make all trading decisions for the Partnership are as follows:
                           Abacus Asset Management Corporation
                           John W. Henry & Co., Inc.



4. Related Party Transactions
Both the General Partner and DWR are wholly owned subsidiaries of Dean Witter, Discover & Co. The Partnership's cash is on deposit with DWR in commodity trading accounts to meet margin requirements as needed.

                        DEAN WITTER CORNERSTONE FUND II
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)



DWR pays interest on these funds based on current 13-week U.S.
Treasury Bill rates. Brokerage expenses incurred by the Partner-ship are paid to DWR.


5.  Off-Balance Sheet Risk
The Partnership trades futures and forward contracts in interest rates, stock indices, commodities, currencies, petroleum and precious metals. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility. At September 30, 1995, open contracts were:

                                          Contract or
                                        Notional Amount

Exchange Traded Contracts:
 Financial Futures:
   Commitments to Purchase               $27,696,000
   Commitments to Sell                   $ 9,547,000
 Commodity Futures:
   Commitments to Purchase               $28,461,000
   Commitments to Sell                   $ 7,006,000
 Foreign Futures:
   Commitments to Purchase               $42,806,000
   Commitments to Sell                   $ 6,765,000
Off Exchange Traded Contracts:
 Forward Currency Contracts:
   Commitments to Purchase               $24,199,000
   Commitments to Sell                   $26,478,000

                 DEAN WITTER CORNERSTONE FUND II
              NOTES TO FINANCIAL STATEMENTS (CONTINUED)


A portion of the amounts indicated as off-balance sheet risk in forward currency contracts is due to offsetting forward commitments to purchase and to sell the same currency on the same date in the future. These commitments are economically offsetting, but are not offset in the forward market until the settlement date.

The unrealized gains and losses on open contracts is reported as a component of "Equity in Commodity Futures Trading Accounts" on the Statement of Financial Condition and totaled $454,237 at September 30, 1995. Of the $454,237 net unrealized gain on open contracts as of September 30, 1995, $860,170 related to exchange traded futures contracts and $(405,933) related to off-exchange traded forward currency contracts.

Exchange Traded Futures Contracts held by the Partnership at
September 30, 1995 mature through September 1996.  Off Exchange
Traded Forward Currency Contracts held by the Partnership at
September 30, 1995 matured through October 1995.

The contract amounts in the above table represent the Partnership's extent of involvement in the particular class of financial instrument, but not the credit risk associated with counterparty nonperformance. The credit risk associated with these instruments is limited to the amounts reflected in the Partnership's Statements of Financial Condition.

                 DEAN WITTER CORNERSTONE FUND II
              NOTES TO FINANCIAL STATEMENTS (CONCLUDED)


The Partnership also has credit risk because the sole counterparty, with respect to most of the Partnership's assets, is DWR. Exchange traded futures contracts are marked to market on a daily basis, with variations in value credited or charged to the Fund's account on a daily basis. DWR, as the futures commission merchant for all of the Partnership's exchange traded futures contracts, is required pursuant to regulations of the Commodity Futures Trading Commission to segregate from its own assets and for the sole benefit of its commodity customers all funds held by DWR with respect to exchange traded futures contracts including an amount equal to the net unrealized gain on all open futures contracts, which funds totalled $30,405,418 at September 30, 1995. With respect to the Partner-ship's off-exchange traded foreign currency forward contracts, there are no daily settlements of variations in value.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity. The Partnership's assets are deposited in separate commodity trading accounts with DWR, and are used by the Partnership as margin to engage in trading commodity futures contracts and forward contracts on foreign currency. DWR holds such assets in either designated depositories or in securities approved by the Commodity Futures Trading Commission for investment of customer funds. The Partnership's assets held by DWR may be used as margin solely for the Partnership's trading. Since the Partnership's sole purpose is to trade in commodity futures contracts and forward contracts on foreign currency, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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


Market Risk. The Partnership trades futures, options and forward contracts in interest rates, stock indices, commodities and currencies. In entering into these contracts there exists a risk to the Partnership (market risk) that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interest positions held by the Partnership at the same time, and if the Trading Advisor was unable to offset futures interest positions of the Partnership, the Partnership could lose all of its assets.
The Partnership has established Trading Policies for liquidity and leverage which help control market risk. Both the Trading Advisor and the General Partner monitor the Partnership's trading activities on a daily basis to ensure compliance with the Trading Policies. The General Partner may (under terms of the Management Agreement) override the trading instructions of the Trading Advisor to the extent necessary to comply with the Partnership's Trading Policies.

Credit Risk. In addition to market risk, the Partnership is subject to credit risk in that a counterparty may not be able to meet its obligations to the Partnership. The counterparty of the Partnership for futures contracts traded in the United States and most foreign exchanges on which the Partnership trades is the clearinghouse associated with such exchange. In general, clearinghouses are backed by the membership of the exchange and will act in the event of non-performance by one of its members or one of its members' customers, and as such, should significantly reduce this credit risk. In cases where the Partnership trades on exchanges where the clearinghouse is not backed by the membership or when the Partnership enters into off-exchange contracts with a counterparty, the sole recourse of the Partnership will be the clearinghouse or the counterparty as the case may be. With respect to futures contracts, DWR, in its business as an international commodity broker, constantly monitors the creditworthiness of the exchanges and clearing members of the foreign exchanges with which it does business for clients, including the Partnership. If DWR believes that there was a problem with the credit-worthiness of an exchange on which the Partnership deals, it would so advise the General Partner. With respect to forward contract trading, the Partnership trades with only those counterparties which the General Partner, together with DWR, have determined to be creditworthy. As set forth in the Partnership's Trading Policies, in determining credit-worthiness, the General Partner and DWR consult with the Corporate Credit Department of DWR. Currently, the Partnership deals solely with DWR as its counterparty on forward contracts. While DWR and the General Partner monitor creditworthiness and risk involved in dealing on the various exchanges and with counterparties, there can be no assurance that an exchange or counterparty will be able to meet its obligations to the Partnership.

Capital Resources. The Partnership does not have, nor does it expect to have, any capital assets. Redemptions, exchanges and sales of additional Units in the future will impact the amount of funds available for investments in commodity futures contracts and other commodity interests. As redemptions are at the discretion of Limited Partners, it is not possible to estimate the amount and therefore, the impact of future redemptions.

Results of Operations
For the Quarter and Nine Months Ended September 30, 1995
For the quarter ended September 30, 1995, the Partnership's total trading losses net of interest income were $1,835,775. During the third quarter, the Partnership posted a loss in Net Asset Value per Unit. The most significant trading losses were recorded in financial futures as global interest rate futures prices experienced choppiness throughout the quarter. As a result of this price volatility, losses were experienced in U.S. Treasury bond. Treasury note and eurodollar futures trading, as well as in European, Australian and Japanese government bond futures. Global stock index trading during July resulted in losses as a sharp reversal in the downward trend in the Japanese Nikkei Index resulted in losses for the Partnership's previously established short Nikkei positions. Additional losses within this complex were recorded during late September as global stock index futures prices remained in a short-term volatile range. In energy futures trading, losses were recorded throughout most of the quarter as oil and gas prices continued to move without consistent direction. In soft commodities trading, losses were recorded during August as cotton prices abruptly halted their previous downward movement and coffee and sugar prices traded in a choppy pattern. Trading gains from transactions involving the Japanese yen were recorded during all three months of the quarter as a downward trend in the value of the yen relative to the U.S. dollar was evident until late September. These gains helped in offsetting a portion of the Partnership's losses experienced during the third quarter. The total expenses for the period were $360,078, resulting in a net loss of $2,195,853. The value of an individual Unit in the Partnership decreased from $2,837.11 at June 30, 1995 to $2,647.90 at September 30, 1995.


For the nine months ended September 30, 1995, the Partnership's total trading revenues including interest income were $8,554,233. During the first nine months of the year, the Partnership posted a gain in Net Asset Value per Unit. The most significant profits were recorded in currency and financial futures trading. Currency trading contributed to the overall gains as an upward trend in the Japanese yen, German mark and Swiss franc versus the U.S. dollar occurred through February, March and April. This upward trend in foreign currencies lost momentum during May and June. However, a declining trend in the Japanese yen relative to the U.S. dollar occurred between July and September resulting in gains for the Partnership's short yen positions. Gains were also recorded in both global interest rate and stock index futures earlier in the year. Profits from interest rate futures were the result of an upward trend in global bond prices between February and May resulting in trading gains for the Partnership's long U.S. Treasury bond, Treasury note, eurodollar and Japanese government bond futures positions. Nikkei stock index futures also contributed to the overall gains for the Partnership, as Japanese stock prices declined in the first half of the year. Smaller gains in crude oil futures were experienced in June as oil prices declined. Trading losses were recorded primarily as a result of trendless price movement in soft commodities, soybean products and both precious and base metals futures throughout most of the year. These losses offset a portion of the Partnership's gains experienced during the first three quarters of the year. The total expenses for the period were $2,683,013, resulting in a net income of $5,871,220. The value of an individual Unit in the Partnership increased from $2,237.75 at December 31, 1994 to $2,647.90 at September 30, 1995.

For the Quarter and Nine Months Ended September 30, 1994

For the quarter ended September 30, 1994, the Partnership's total trading losses net of interest income were $2,095,037. During the third quarter, the Partnership posted a loss in Net Asset Value per Unit. The most significant losses were recorded during July and August as a result of trading in the currency markets, specifically from trading the Japanese yen. Additional trading losses were recorded in the financial markets as a result of trading U.S. and European interest rate futures during July and in the metals and energy markets during August as trendless price activity left little opportunity for profits. Trading gains in the international markets from trading coffee and cotton and in the agricultural markets from trading soybean products and corn offset a portion of overall Fund losses for the Partnership during the third quarter. The total expenses for the period were $752,507, resulting in a net loss of $2,847,544. The value of an individual Unit in the Partnership decreased from $2,547.79 at June 30, 1994 to $2,352.30 at September 30, 1994.


For the nine months ended September 30, 1994, the Partnership's total trading revenues including interest income were $1,502,448. During the first nine months of the year, the Partnership posted a loss in Net Asset Value per Unit. Trading losses resulted primarily from trendless price movement in agricultural and metals futures. The Partnership also posted smaller losses in the currencies and financial futures sectors of its trading as prices in these complexes have also been primarily trendless during the first nine months of the year. Profits from trading in energies, as a result of an increasing trend in the year's second quarter, and in coffee, as prices increased dramatically throughout a majority of the first half of the year, reduced overall net losses for these periods. The total expenses for the period were $2,954,345, resulting in a net loss of $1,451,897. The value of an individual Unit in the Partnership decreased from $2,457.22 at December 31, 1993 to $2,352.30 at September 30, 1994.

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




                                    Dean Witter Cornerstone Fund II
                                         (Registrant)

                                    By: Demeter Management Corporation
                                          (General Partner)

November 13, 1995                    By:/s/   Patti L. Behnke
                                              Patti L. Behnke
                                              Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.