Form 10-Q
period 1996-03-31
WITTER DEAN CORNERSTONE FUND II
filed 1996-05-08
CIK 736999

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C. 20549

                          FORM 10-Q

[X]       Quarterly report pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934
For the period ended March 31, 1996 or

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

Yes    X                                No

             DEAN WITTER CORNERSTONE FUND II

           INDEX TO QUARTERLY REPORT ON FORM 10-Q

                        March 31, 1996

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

      Statements of Financial Condition
      March 31, 1996 (Unaudited) and December 31, 1995............2

      Statements of Operations for the Quarters Ended
      March 31, 1996 and 1995 (Unaudited).........................3

      Statements of Changes in Partners' Capital for the
      Quarters Ended March 31, 1996 and 1995
      (Unaudited).................................................4

      Statements of Cash Flows for the Quarters Ended
      March 31, 1996 and 1995 (Unaudited).........................5

      Notes to Financial Statements (Unaudited).................6-9

Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations............... 10-13

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.....................        14


                          DEAN WITTER CORNERSTONE FUND II
                         STATEMENTS OF FINANCIAL CONDITION


                                                                                 March 31,                   December 31,
                                                                                   1996                          1995
                                                                                     $                             $
                                                                                (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
   Cash                                                                           27,286,378                     28,057,189
   Net unrealized gain on open contracts                                           1,792,687                      3,368,107

   Total Trading Equity                                                           29,079,065                     31,425,296

   Interest receivable (DWR)                                                          95,760                        107,485
   Receivable from DWR                                                                64,232                         25,525

   Total Assets                                                                   29,239,057                     31,558,306


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Redemptions payable                                                               302,009                        134,889
   Accrued management fees                                                            96,036                        104,238
   Accrued brokerage commissions (DWR)                                                71,984                         94,453
   Common administrative expenses payable                                             51,946                         81,314
   Accrued transaction fees and costs                                                  5,536                          6,957
   Accrued incentive fees                                                                  -                        307,567

   Total Liabilities                                                                 527,511                        729,418


Partners' Capital

   Limited Partners (10,371.045 and
    10,673.698 Units, respectively)                                               28,122,046                     30,213,505
   General Partner (217.400 Units)                                                   589,500                        615,383

   Total Partners' Capital                                                        28,711,546                     30,828,888

   Total Liabilities and Partners' Capital                                        29,239,057                     31,558,306


NET ASSET VALUE PER UNIT                                                            2,711.59                       2,830.65


                      The accompanying footnotes are an integral part
                              of these financial statements.


                             DEAN WITTER CORNERSTONE FUND II
                               STATEMENTS OF OPERATIONS
                                    (Unaudited)


                                                                               For the Quarters Ended March 31,
                                                                                1996                       1995
                                                                                  $                          $
REVENUES
   Trading profit (loss):
   Realized                                                                       787,501                5,776,949
   Net change in unrealized                                                    (1,575,420)               2,065,542

            Total Trading Results                                                (787,919)               7,842,491

         Interest Income (DWR)                                                    299,603                  383,297

            Total Revenues                                                       (488,316)               8,225,788


EXPENSES

         Brokerage commissions (DWR)                                              453,307                  555,336
         Management fees                                                          299,467                  338,676
         Transaction fees and costs                                                39,439                   42,624
         Administrative expenses                                                    2,655                    8,184
         Incentive fees                                                                 -                  397,367

            Total Expenses                                                        794,868                1,342,187

NET INCOME (LOSS)                                                              (1,283,182)               6,883,601


NET INCOME (LOSS) ALLOCATION

         Limited Partners                                                      (1,257,299)               6,774,086
         General Partner                                                          (25,883)                 109,515


NET INCOME (LOSS) PER UNIT

         Limited Partners                                                         (119.06)                  503.75
         General Partner                                                          (119.06)                  503.75


                      The accompanying footnotes are an integral part
                               of these financial statements.


                             DEAN WITTER CORNERSTONE FUND II
                        STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                     For the Quarters Ended March 31, 1996 and 1995
                                      (Unaudited)



                                                        Units of
                                                       Partnership           Limited             General
                                                        Interest            Partners             Partner              Total
Partners' Capital
  December 31, 1994                                   14,019.450          $30,885,515           $486,487           $31,372,002

Offering of Units                                         31.822               72,748                  -                72,748

Net Income                                                     -            6,774,086            109,515             6,883,601

Redemptions                                           (1,730.648)          (4,551,350)                 -            (4,551,350)

Partners' Capital
  March 31, 1995                                      12,320.624          $33,180,999           $596,002           $33,777,001



Partners' Capital
  December 31, 1995                                     10,891.098          $30,213,505          $615,383           $30,828,888

Offering of Units                                           21.937               60,182                  -               60,182

Net Loss                                                         -           (1,257,299)          (25,883)           (1,283,182)

Redemptions                                               (324.590)            (894,342)                -              (894,342)

Partners' Capital
  March 31, 1996                                        10,588.445          $28,122,046          $589,500           $28,711,546






                  The accompanying footnotes are an integral part
                        of these financial statements.

                       DEAN WITTER CORNERSTONE FUND II
                          STATEMENTS OF CASH FLOWS
                               (Unaudited)





                                                                               For the Quarters Ended March 31,

                                                                                1996                       1995
                                                                                  $                          $

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                           (1,283,182)               6,883,601
   Noncash item included in net income (loss):
         Net change in unrealized                                               1,575,420               (2,065,542)

   (Increase) decrease in operating assets:
         Interest receivable (DWR)                                                 11,725                  (17,074)
         Receivable from DWR                                                      (38,707)                  44,382

   Increase (decrease) in operating liabilities:
         Accrued management fees                                                   (8,202)                  19,545
         Accrued brokerage commissions (DWR)                                      (22,469)                  19,188
         Common administrative expenses payable                                   (29,368)                   8,184
         Accrued transaction fees and costs                                        (1,421)                   2,056
         Accrued incentive fees                                                  (307,567)                 397,367

   Net cash used for operating activities                                        (103,771)               5,291,707


CASH FLOWS FROM FINANCING ACTIVITIES

   Offering of units                                                               60,232                   72,748
   Increase in redemptions payable                                                167,120                3,061,215
   Redemptions of units                                                          (894,392)              (4,551,350)

   Net cash used for financing activities                                        (667,040)              (1,417,387)


   Net increase (decrease) in cash                                               (770,811)               3,874,320

   Balance at beginning of period                                              28,057,189               27,570,984

   Balance at end of period                                                    27,286,378               31,445,304



                   The accompanying footnotes are an integral part
                         of these financial statements.


                    DEAN WITTER CORNERSTONE FUND II
                      NOTES TO FINANCIAL STATEMENTS
                            (Unaudited)

The financial statements include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition. The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 1995 Annual Report on Form 10-K.

1. Organization
Dean Witter Cornerstone Fund II (the "Partnership") is a limited partnership organized to engage in the speculative trading of commodity futures contracts and forward contracts on foreign currencies. The Partnership is one of the Dean Witter Cornerstone Funds, comprised of Dean Witter Cornerstone Fund II, Dean Witter Cornerstone Fund III, and Dean Witter Cornerstone Fund IV. The General Partner for the Partnership is Demeter Management Corporation (the "General Partner"). The commodity broker is Dean Witter Reynolds Inc. ("DWR"). The trading advisors who make all trading decisions for the Partnership are Abacus Asset Management Corporation and John W. Henry & Co., Inc. Both the General Partner and DWR are wholly owned subsidiaries of Dean Witter, Discover & Co.

                 DEAN WITTER CORNERSTONE FUND II
              NOTES TO FINANCIAL STATEMENTS (CONTINUED)


2. Related Party Transactions
The Partnership's cash is on deposit with DWR in commodity trading accounts to meet margin requirements as needed. DWR pays interest on these funds based on current 13-week U.S. Treasury Bill rates. Brokerage expenses incurred by the Partnership are paid to DWR.


3.  Financial Instruments
The Partnership trades futures and forward contracts in interest rates, stock indices, commodities, currencies, petroleum and precious metals. Futures and forwards represent contracts for delayed delivery of an instrument at a specific date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility. At March 31, 1996, open contracts were:

                                          Contract or
                                        Notional Amount
                                              $
Exchange Traded Contracts
 Financial Futures:
   Commitments to Sell                    87,695,000
 Commodity Futures:
   Commitments to Purchase                42,001,000
   Commitments to Sell                     2,497,000
 Foreign Futures:
   Commitments to Purchase                 1,218,000
   Commitments to Sell                    29,201,000
Off Exchange Traded Forward
 Currency Contracts
   Commitments to Purchase                30,660,000
   Commitments to Sell                    21,266,000

                         DEAN WITTER CORNERSTONE FUND II
                     NOTES TO FINANCIAL STATEMENTS (CONTINUED)



A portion of the amounts indicated as off-balance-sheet risk in forward currency contracts is due to offsetting forward commitments to purchase and to sell the same currency on the same date in the future. These commitments are economically offsetting, but are not offset in the forward market until the settlement date.

The unrealized gain on open contracts is reported as a component of "Equity in Commodity futures trading accounts" on the Statement of Financial Condition and totaled $1,792,687 at March 31, 1996. Of this amount, $1,774,628 related to exchange-traded futures contracts and $18,059 related to off-exchange-traded forward currency contracts.

Exchange-traded-futures contracts held by the Partnership at March 31, 1996 mature through June 1997. Off-exchange-traded forward currency Contracts held by the Partnership at March 31, 1996 mature through June 1996. The contract amounts in the above table represent the Partnership's extent of involvement in the particular class of financial instrument, but not the credit risk associated with counterparty nonperformance. The credit risk associated with these instruments is limited to the amounts reflected in the Partnership's Statements of Financial Condition.

                       DEAN WITTER CORNERSTONE FUND II
                    NOTES TO FINANCIAL STATEMENTS (CONCLUDED)


The Partnership also has credit risk because the sole counterparty,

with respect to most of the Partnership's assets, is DWR.  Exchange traded futures contracts are marked to market on a daily basis, with variations in value settled on a daily basis. DWR, as the futures commission merchant for all of the Partnership's exchange-traded futures contracts, is required pursuant to regulations of the Commodity Futures Trading Commission to segregate from its own assets and for the sole benefit of its commodity customers all funds held by DWR with respect to exchange traded futures contracts including an amount equal to the net unrealized gain on all open futures contracts, which funds totaled $29,061,006 at March 31, 1996. With respect to the Partnership's off-exchange-traded forward currency forward contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gain on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of DWR, the counterparty on all of such contracts, to perform.

For the quarter ended March 31, 1996, the average fair value of financial instruments held for trading purposes was as follows:
                                          Assets        Liabilities
                                             $               $

Exchange-Traded Contracts:
  Financial Futures                     48,896,000       51,713,000
  Commodity Futures                     43,478,000        7,954,000
  Foreign Futures                       29,454,000       15,501,000
Off-Exchange-Traded Foreign
 Currency Contracts                     28,139,000       35,702,000

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

Results of Operations
For the Quarter Ended March 31, 1996
For the quarter ended March 31, 1996 the Partnership's total trading losses net of interest income were $488,316. During the first quarter, the Partnership posted a loss in Net Asset Value per Unit. The most significant trading losses were recorded in the currency markets during February as previously established short Japanese yen and German mark positions experienced losses due to a sharp reversal upward in the value of these currencies relative to the U.S. dollar. However, the losses recorded during February were partially offset by gains recorded during January from short positions in the Japanese yen, German mark and Swiss franc as the value of these currencies moved lower relative to the U.S. dollar. Losses were also recorded during February in energy futures trading and throughout the quarter in soft commodities as prices remained trendless. During January, the Partnership recorded smaller losses from energy futures trading as a result of a sharp and sudden reversal in crude oil prices. During March, long positions in crude oil futures profited as energy prices moved upward. These gains, coupled with smaller gains from transactions involving the Australian dollar and Japanese yen, helped to offset a portion of the losses recorded during February. The total expenses for the period were $794,868, resulting in a net loss of $1,283,182. The value of an individual Unit in the Partnership decreased from $2,830.65 at December 31, 1995 to $2,711.59 at March 31, 1996.



For the Quarter Ended March 31, 1995

For the quarter ended March 31, 1995, the Partnership's total trading revenues including interest income were $8,225,788. During the first quarter, the Partnership posted a gain in Net Asset Value per Unit. The most significant gains were recorded during February and March as a result of trading in the currency markets as the value of the U.S. dollar decreased versus most world currencies, specifically, the Japanese yen and German mark. Additional gains were recorded in the financial futures markets as a result of trading U.S. and European interest rate, Japanese bond and Nikkei stock index futures during the quarter. Smaller trading profits were experienced from trading cotton and crude oil as prices moved higher during February. Smaller losses in the agricultural markets from trading soybean products, in international markets from trading sugar and coffee, and in the metals markets from trading copper, silver and aluminum offset a portion of overall Fund gains for the Partnership during the first quarter. The total expenses for the period were $1,342,187, generating net income of $6,883,601. The value of an individual Unit in the Partnership increased from $2,237.75 at December 31, 1994 to $2,741.50 at March 31, 1995.

                 PART II.  OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K

           A)  Exhibits.

               None.

           B)  Reports on Form 8-K. - None.

                                          SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                         Dean Witter Cornerstone Fund II
                                              (Registrant)

                                         By: Demeter Management Corporation
                                             (General Partner)
May 8, 1996
                                         By:/s/   Patti L. Behnke
                                                  Patti L. Behnke
                                                  Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.