Form 10-K
period 1996-12-31
WITTER DEAN CORNERSTONE FUND II
filed 1997-03-26
CIK 736999

UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549
                                     FORM 10-K
[X] Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 [Fee Required]
For the fiscal year ended December 31, 1996 or

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

c/o Demeter Management Corporation
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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10K. [ X ]

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which units were sold, or the average bid and asked prices of such units, as of a specified date within 60 days prior to the date of filing: $29,374,661.68 at January 31, 1997.

                                      DOCUMENTS INCORPORATED BY REFERENCE
                                                 (See Page 1)





                                    DEAN WITTER CORNERSTONE FUND II
                                  INDEX TO ANNUAL REPORT ON FORM 10-K
                                           DECEMBER 31, 1996
                                                                  Page No.


DOCUMENTS INCORPORATED BY REFERENCE. . . . . . . . . . . . . . . . . .  1


Part I .

    Item      1.  Business. . . . . . . . . . . . . . . . . . . . . . . . 2-3

    Item      2.  Properties. . . . . . . . . . . . . . . . . . . . . . .   4

    Item      3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . .4-5

    Item      4.  Submission of Matters to a Vote of Security Holders . .   5

Part II.

    Item      5.  Market for the Registrant's Partnership Units and
                  Related Security Holder Matters . . . . . . . . . . . . . 6

    Item      6.  Selected Financial Data . . . . . . . . . . . . . . . . . 7

    Item      7.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations. . . . . . . . . . 8-13

    Item      8.  Financial Statements and Supplementary Data. . . . . .  .14

    Item      9.  Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure. . . . . . . . . . . 14

Part III.

    Item     10.  Directors, Executive Officers, Promoters and
                  Control Persons of the Registrant . . . . . . . . . .  15-18

    Item     11.  Executive Compensation . . . . . . . . . . . . . . . .    18

    Item     12.  Security Ownership of Certain Beneficial Owners
                  and Management . . . . . . . . . . . . . . . . . . . .    18

    Item     13.  Certain Relationships and Related Transactions . . . .    19

Part IV.

    Item     14.  Exhibits, Financial Statement Schedules, and
                  Reports on Form 8-K . . . . . . . . . . . . . . . . . .   20





                                  DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference as follows:


         Documents Incorporated                     Part of Form 10-K


   Partnership's Registration Statement                     I
   Form S-1, File No. 2-88587, as amended
   (including the Partnership's latest
   Prospectus dated August 28, 1996)

   Partnership's Annual Report on Form                      IV
   10-K for the fiscal year ended
   September 30, 1984, File No. 2-88587

   December 31, 1996 Annual Report
   for the Dean Witter Cornerstone Funds                II and IV
   II, III and IV


                                                PART I
Item 1.  BUSINESS
        (a) General Development of Business. Dean Witter Cornerstone Fund
II (the "Partnership") is a New York limited partnership formed to engage in the speculative trading of commodity futures contracts and other commodity interests, including, but not limited to, forward contracts on foreign currencies.
        The Partnership's net asset value per unit, as of December 31, 1996, was $3,155.36, representing an increase of 11.47 percent from the net asset value per unit of $2,830.65 at December 31, 1995.
        (b) Financial Information about Industry Segments. The Partnership's business comprises only one segment for financial reporting purposes, speculative trading of commodity futures contracts and other commodity interests. The relevant financial information is presented in Items 6 and 8.
        (c) Narrative Description of Business. The Partnership is in the business of speculative trading in futures interests, pursuant to trading instructions provided by Abacus Trading Corporation and John W. Henry & Company, Inc. ("JWH"), its independent trading advisors (the "Trading Advisor(s)"). For a detailed description of the different facets of the Partnership's business, see those portions of the Partnership's latest Prospectus, dated August 28, 1996 (the "Prospectus"), filed as part of the Registration Statement on Form S-1 (see "Documents Incorporated by Reference" Page 1), set forth on the next page.

          Facets of Business
        1.  Summary                     1.   "Summary of the Prospectus"
                                              (Pages 1-9).

        2.  Commodity Markets           2.   "The Commodities Market"
                                              (Pages 80-84).

        3.  Partnership's Commodity     3.   "Investment Program, Use of
            Trading Arrangements and          Proceeds and Trading Policies"
            Policies                          (Pages 45-47).  "The
                                              Managers" (Pages 51-74).

     4.  Management of the Part-        4.   "The Cornerstone Funds"
         nership                              (Pages 19-24). "The
                                              General Partner" (Pages 160)
                                              and "The Commodity
                                              Broker" (Pages 79-80).
                                             "The Limited Partnership
                                              Agreements" (Pages 86-90).

     5.  Taxation of the Partnership's   5.   "Material Federal Income Tax
         Limited Partners                      Considerations" and "State
                                               and Local Income Tax Aspects"
                                               (Pages 92-99).



(d) Financial Information About Foreign and Domestic Operations and Export Sales.

        The Partnership has not engaged in any operations in foreign countries; however, the Partnership (through the commodity broker) enters into forward contract transactions where foreign banks are the contracting party and trades in commodity interest contracts on foreign exchanges.

Item 2.  PROPERTIES

        The executive and administrative offices are located within the offices of Dean Witter Reynolds Inc. ("DWR"). The DWR offices utilized by the Partnership are located at Two World Trade Center, 62nd Floor, New York, NY 10048.
Item 3.  LEGAL PROCEEDINGS
        On September 6, 10, and 20, 1996, similar purported class actions were filed in the Superior Court of the State of California, County of Los Angeles, on behalf of all purchasers of interest in limited partnership commodity pools sold by DWR. Named defendants include DWR, Demeter Management Corporation ("Demeter"), Dean Witter Futures & Currency Management Inc., Dean Witter, Discover & Co. ("DWD") (all such parties referred to hereafter as the "Dean Witter Parties"), the Partnership, certain other limited partnership commodity pools of which Demeter is the general partner, and certain trading advisors (including JWH) to those pools. Similar purported class actions were also filed on September 18 and 20, 1996, in the Supreme Court of the State of New York, New York County, and on November 14, 1996 in the Superior Court of the State of Delaware, New Castle County, against the Dean Witter Parties and certain trading advisors (including JWH) on behalf of all purchasers of interests in various limited partnership commodity pools, including the Partnership, sold by DWR. Generally, these complaints allege, among other things, that the defendants committed fraud, deceit, misrepresentation, breach of fiduciary duty, fraudulent and unfair business practices, unjust enrichment, and conversion in connection with the sale and operation of the various limited partnership commodity pools. The complaints seek unspecified amounts of compensatory and punitive damages and other relief.

It is possible that additional similar actions may be filed and that, in the course of these actions, other parties could be added as defendants. The Dean Witter Parties believe that they and the Partnership have strong defenses to, and they will vigorously contest, the actions. Although the ultimate outcome of legal proceedings cannot be predicted with certainty, it is the opinion of management of the Dean Witter Parties that the resolution of the actions will not have a material adverse effect on the financial condition or the results of operations of any of the Dean Witter Parties or the Partnership.
Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        None.

                                                PART II

Item 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND RELATED SECURITY HOLDER MATTERS

        There is no established public trading market for the Units of Limited Partnership Interest in the Partnership. The number of holders of Units at December 31, 1996 was approximately 3,239. No distributions have been made by the Partnership since it commenced operations on January 2, 1985. Demeter has sole discretion to decide what distributions, if any, shall be made to investors in the Partnership. No determination has yet been made as to future distributions.
        Limited Partnership Units were registered for sale to the public in certain Canadian provinces.


Item 6.  SELECTED FINANCIAL DATA (in dollars)





                                          For the Years Ended December 31,


                                   1996               1995               1994             1993             1992


Total Revenues
(including interest)             6,449,790           11,604,765            830,882     5,262,886        2,460,421


Net Income (Loss)                3,047,462            7,882,659         (3,095,555)    2,101,347         (564,790)


Net Income (Loss)
Per Unit (Limited
& General Partners)                 324.71               592.90            (219.47)       178.05           (30.96)


Total Assets                    30,046,842           31,558,306         32,062,117    32,511,448        27,333,796


Total Limited Partners'
Capital                         28,360,195           30,213,505         30,885,515    31,331,000        26,013,019


Net Asset Value Per
Unit of Limited
Partnership Interest              3,155.36             2,830.65           2,237.75      2,457.22          2,279.17





Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Liquidity. The Partnership's assets are deposited in separate commodity trading accounts with DWR, the commodity broker, and are used by the Partnership as margin to engage in trading commodity futures contracts and forward contracts on foreign currencies. DWR holds such assets in either designated depositories or in securities approved by the Commodity Futures Trading Commission ("CFTC") for investment of customer funds. The Partnership's assets held by DWR may be used as margin solely for the Partnership's trading. Since the Partnership's sole purpose is to trade in commodity futures contracts and other commodity interests, it is expected that the Partnership will continue to own such liquid assets for margin purposes.
        The Partnership's investment in commodity futures contracts and other commodity interests may be illiquid. If the price for a futures contract for a particular commodity has increased or decreased by an amount equal to the "daily limit", positions in the commodity can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Partnership from promptly liquidating its commodity futures positions.
        There is no limitation on daily price moves in trading forward contracts on foreign currencies. The markets for some world currencies have low trading volume and are illiquid which may prevent the Partnership from trading in potentially profitable markets or prevent the Partnership from promptly liquidating unfavorable positions in such markets and subjecting it to substantial losses.
      Either of these market conditions could result in restrictions on redemptions.

        Market Risk. The Partnership trades futures, options and forward contracts in interest rates, stock indices, commodities and currencies.
In entering into these contracts there exists a risk to the Partnership (market risk) that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interest positions held by the Partnership at the same time, and if the Trading Advisors were unable to offset futures interest positions of the Partnership, the Partnership could lose all of its assets and the Limited Partners would realize a 100% loss. The Partnership has established Trading Policies, which include standards for liquidity and leverage which help control market risk. Both the Trading Advisors and Demeter monitor the Partnership's trading activities on a daily basis to ensure compliance with the Trading Policies. Demeter may (under terms of the Management Agreements) override the trading instructions of a Trading Advisor to the extent necessary to comply with the Partnership's Trading Policies.
        Credit Risk. In addition to market risk, the Partnership is subject to credit risk in that a counterparty may not be able to meet its obligations to the Partnership. The counterparty of the Partnership for futures contracts traded in the United States and most foreign exchanges on which the Partnership trades is the clearinghouse associated with such exchange. In general, a clearinghouse is backed by the membership of the exchange and will act in the event of non-performance by one of its members or one of its member's customers, and as such, should significantly reduce this credit risk. In cases where the Partnership trades on exchanges where the clearinghouse is not funded or guaranteed by the membership or where the exchange is a "principals' market" in which performance is the responsibility of the exchange member and not the exchange or a clearinghouse, or when the Partnership enters into off-exchange member and not the exchange or a clearinghouse, or when the Partnership enters into off-exchange contracts with a counterparty, the sole recourse of the Partnership will be the clearinghouse, the exchange member or the off-exchange contract counterparty, as the case may be. or when the Partnership enters into off-exchange contracts with a counterparty, the sole recourse of the Partnership will be the clearinghouse or the counterparty as the case may be. With respect to futures contracts, DWR, in its business as an international commodity broker, constantly monitors the creditworthiness of the exchanges and clearing members of the foreign exchanges with which it does business for clients, including the Partnership. DWR employees also from time to time serve on supervisory or management committees of such exchanges. If DWR believed that there was a problem with the creditworthiness of an exchange on which the Partnership deals, it would so advise Demeter. With respect to exchanges of which DWR is not a member, DWR acts only through clearing brokers it has determined to be creditworthy. If DWR believed that a clearing broker with which it deals on behalf of clients were not creditworthy, it would terminate its relationship with such broker.
        While DWR monitors the creditworthiness and risks involved in dealing on the various exchanges (and their clearinghouses) and with other exchange members, there can be no assurance that an exchange (or its clearinghouse) or other exchange member will be able to meet its obligations to the Partnership. DWR has not undertaken to indemnify the Partnership against any loss. Further, the law is unclear, particularly with respect to trading in various non-U.S. jurisdictions, as to whether
DWR has any obligation to protect the Partnership from any liability in the event that an exchange or its clearinghouse or another exchange member defaults on its obligations on trades effected for the Partnership. See "Financial Instruments", under Notes to Financial Statements - to the Partnership's Financial Statements in its 1996 Annual Report to Partners, incorporated by reference in this Form 10-K.
        Although DWR monitors the creditworthiness of the foreign exchanges and clearing brokers with which it does business for clients, DWR does not have the capability to precisely quantify the Partnership's exposure to risks inherent in its trading activities on foreign exchanges, and, as a result, the risk is not monitored by DWR on an individual client basis (including the Partnership). In this regard, DWR must clear its customer trades through one or more other clearing brokers on each exchange where
DWR is not a clearing member. Such other clearing brokers calculate the net margin requirements of DWR in respect of the aggregate of all of DWR's customer positions carried in DWR's omnibus account with that clearing broker. Similarly, DWR calculates a net margin requirement for the exchange-traded futures positions of each of its customers, including the Partnership. Neither DWR nor DWR's respective clearing brokers on each foreign futures exchange calculates the margin requirements of an individual customer, such as the Partnership, in respect of the customer's aggregate contract positions on any particular exchange. With respect to forward contract trading, the Partnership trades with only those counterparties which Demeter, together with DWR, have determined to be creditworthy. As set forth in the Partnership's Trading Policies, in determining creditworthiness, Demeter and DWR consult with the Corporate Credit Department of DWR. Currently, the Partnership deals solely with DWR as its counterparty on forward contracts. While DWR and Demeter monitor creditworthiness and risk involved in dealing on the various exchanges and with counterparties, there can be no assurance that an exchange or counterparty will be able to meet its obligations to the Partnership.
        Capital Resources. The Partnership does not have, nor does it expect to have, any capital assets. Redemptions of additional Units in the future will impact the amount of funds available for investments in commodity futures, forward contracts on foreign currencies and other commodity interests in subsequent periods. As redemptions are at the discretion of Limited Partners, it is not possible to estimate the amount and therefore, the impact of future redemptions.
        Results of Operations. As of December 31, 1996, the Partnership's total capital was $29,046,170 a decrease of $1,782,718 from the Partnership's total capital of $30,828,888 at December 31, 1995. For the year ended December 31, 1996, the Partnership generated net income of $3,047,462, total subscriptions aggregated $155,468 and total redemptions aggregated $4,985,648.
        For the year ended December 31, 1996, the Partnership's total trading revenues including interest income were $6,449,790. The Partnership's total expenses for the year were $3,402,328 resulting in net income of $3,047,462. The value of an individual unit in the Partnership increased from $2,830.65 at December 31, 1995 to $3,155.36 at December 31, 1996.
        As of December 31, 1995, the Partnership's total capital was $30,828,888 a decrease of $543,114 from the Partnership's total capital of $31,372,002 at December 31, 1994. For the year ended December 31, 1995, the Partnership generated net income of $7,882,659, total subscriptions aggregated $178,837 and total redemptions aggregated $8,604,610.
        For the year ended December 31, 1995, the Partnership's total trading revenues including interest income were $11,604,765. The Partnership's total expenses for the year were $3,722,106 resulting in net income of $7,882,659. The value of an individual unit in the Partnership increased from $2,237.75 at December 31, 1994 to $2,830.65 at December 31, 1995.
        As of December 31, 1994, the Partnership's total capital was $31,372,002 a decrease of $569,371 from the Partnership's total capital of $31,941,373 at December 31, 1993. For the year ended December 31,
1994, the Partnership incurred a net loss of $3,095,555, total subscriptions aggregated $7,098,104 and total redemptions aggregated $4,571,920.
        For the year ended December 31, 1994, the Partnership's total trading revenues including interest income were $830,882. The
Partnership's total expenses for the year were $3,926,437 resulting in a net loss of $3,095,555. The value of an individual unit in the Partnership decreased from $2,457.22 at December 31, 1993 to $2,237.75 at December 31, 1994.

        The Partnership's overall performance record represents varied results of trading in different commodity markets. For a further description of trading results, refer to the letter to the Limited Partners in the accompanying 1996 Annual Report to Partners, incorporated by reference in this Form 10-K. The Partnership's gains and losses are allocated among its Limited Partners for income tax purposes.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
        The information required by this Item appears in the attached 1996 Annual Report to Partners and is incorporated by reference in this Annual Report on Form 10-K.
Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS OF THE REGISTRANT

General Partner
        Demeter, a Delaware corporation, was formed on August 18, 1977 to act as a commodity pool operator and is registered with the CFTC as a commodity pool operator and currently is a member of the National Futures Association ("NFA") in such capacity. Demeter is wholly-owned by DWD and is an affiliate of DWR. DWD, DWR and Demeter may each be deemed to be "promoters" and/or a "parent" of the Partnership within the meaning of the federal securities laws.
Dean Witter Reynolds Inc.
        DWR is a financial services company which provides to its individual, corporate and institutional clients services as a broker in securities and commodity interest contracts, a dealer in corporate, municipal and government securities, an investment banker, an investment adviser and an agent in the sale of life insurance and various other products and services. DWR is a member firm of the New York Stock
Exchange, the American Stock Exchange, the Chicago Board Options Exchange, and other major securities exchanges, and is a clearing member of the Chicago Board of Trade, the Chicago Mercantile Exchange, the Commodity Exchange Inc., and other major commodities exchanges.
        DWR is registered with the CFTC as a futures commission merchant and is a member of the NFA in such capacity. DWR is currently servicing its clients through a network of 371 branch offices with approximately 9,080 account executives servicing individual and institutional client accounts.

Directors and Officers of the General Partner
        The directors and officers of Demeter as of December 31, 1996 are as follows:
        Richard M. DeMartini, age 44, is the Chairman of the Board and a Director of Demeter. Mr. DeMartini is also the Chairman of the Board and a Director of Dean Witter Futures & Currency Management Inc. ("DWFCM"), a registered commodity trading advisor. Mr. DeMartini has served as President and Chief Operating Officer of Dean Witter Capital, a division of DWR since January 1989. From January 1988 until January 1989, Mr. DeMartini served as President and Chief Operating Officer of the Consumer Banking Division of DWD, and from May 1985 until January 1988 was
President and Chief Executive Officer of the Consumer Markets Division of DWD. Mr. DeMartini currently serves as a Director of DWD and DWR, and has served as an officer of DWR for the past five years. Mr. DeMartini has been with DWD and its affiliates for 22 years.
        Mark J. Hawley, age 53, is President and a Director of Demeter. Mr. Hawley joined DWR in February 1989 and currently serves as Executive Vice President and Director of DWR's Managed Futures and Precious Metals Department. Mr. Hawley also serves as President of DWFCM. From 1978 to 1989, Mr. Hawley was a member of the senior management team at Heinold
Asset Management, Inc., a commodity pool operator, and was responsible for a variety of projects in public futures funds. From 1972 to 1978, Mr. Hawley was a Vice President in charge of institutional block trading for the Mid-West at Kuhn Loeb & Co.
        Lawrence Volpe, age 49, is a Director of Demeter and DWFCM. Mr. Volpe joined DWR as a Senior Vice President and Controller in September

1983, and currently holds those positions.  From July 1979 to September
1983, he was associated with E.F. Hutton & Company Inc. and prior to his departure, held the positions of First Vice President and Assistant
Controller.  From 1970 to July 1979, he was associated with Arthur
Anderson & Co. and prior to his departure he served as audit manager in the financial services division.
        Joseph G. Siniscalchi, age 51, is a Director of Demeter. Mr. Siniscalchi joined DWR in July 1984 as a First Vice President, Director of General Accounting. He is currently Senior Vice President and
Controller of the Dean Witter Financial Division of DWR.  From February
1980 to July 1984, Mr. Siniscalchi was Director of Internal Audit at
Lehman Brothers Kuhn Loeb, Inc.
        Laurence E. Mollner, age 55, is a Director of Demeter. Mr. Mollner joined DWR in May 1979 as Vice President and Director of Commercial Sales.
He is currently Executive Vice President and Deputy Director of the
Futures Markets Division of DWR.
        Edward C. Oelsner III, age 54, is a Director of Demeter.  Mr.
Oelsner joined DWR in March 1981 as a Managing Director in the Corporate Finance Department. He currently manages DWR's Retail Products Group within the Corporate Finance Department. While Mr. Oelsner has extensive experience in the securities industry, he has no experience in commodity interests trading.
        Robert E. Murray, age 36, is a Director of Demeter. Mr. Murray is currently a Senior Vice President of the DWR Managed Futures Division and is a Director and the Senior Administrative Officer of DWFCM. Mr. Murray graduated from Geneseo State University in May 1983 with a B.A. degree in Finance. Mr. Murray began at DWR in 1984 and is currently the Director of Product Development for the Managed Futures Division and is responsible for the development and maintenance of the proprietary Fund Management
System utilized by Demeter and DWFCM for organizing information and producing reports for monitoring investors' accounts.
        Patti L. Behnke, age 36, is Vice President and Chief Financial
Officer of Demeter.  Ms. Behnke joined DWR in 1991 as Assistant Vice
President of Financial Reporting and is currently First Vice President and Director of Financial Reporting and Managed Futures Accounting in the
Capital Markets division of DWR. From August 1988 to September 1990, Ms. Behnke was Assistant Controller of L.F. Rothschild & Co. and from
September 1986 to August 1988, she was associated with Carteret Savings
Bank as Assistant Vice President - Financial Analysis. From April 1982 to September 1986, Ms. Behnke was an auditor at Arthur Andersen & Co.
Item 11.  EXECUTIVE COMPENSATION
        The Partnership has no directors and executive officers. As a limited partnership, the business of the Partnership is managed by Demeter which is responsible for the administration of the business affairs of the Partnership but receives no compensation for such services.
Item 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
        (a) Security Ownership of Certain Beneficial Owners - As of December 31, 1996, there were no persons as beneficial owners of more than 5 percent of the Units of Limited Partnership Interest in the Partnership.
        (b) Security Ownership of Management - At December 31, 1996, Demeter owned 217.400 Units of General Partnership Interest in the
Partnership representing a 2.36 percent interest in the Partnership.
        (c)      Changes in Control - None

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
        Refer to Note 2 - "Related Party Transactions" of "Notes to Financial Statements", in the accompanying 1996 Annual Report to Partners, incorporated by reference in this Form 10-K. In its capacity as the Partnership's retail commodity broker, DWR received commodity brokerage commissions (paid and accrued by the Partnership) of $1,719,932 for the year ended December 31, 1996.

                                                PART IV
Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
(a)     1. Listing of Financial Statements
        The following financial statements and report of independent public accountants, all appearing in the accompanying 1996 Annual Report to Partners, are incorporated by reference in this Form 10-K:
        - Report of Deloitte & Touche LLP, independent auditors, for the years ended December 31, 1996, 1995 and 1994.

        -        Statements of Financial Condition as of December 31, 1996 and
                 1995.

        - Statements of Operations, Changes in Partners' Capital, and Cash Flows for the years ended December 31, 1996, 1995 and 1994.

        -        Notes to Financial Statements.

        With the exception of the aforementioned information and the information incorporated in Items 7, 8, and 13, the 1996 Annual Report to Partners is not deemed to be filed with this report.
        2.  Listing of Financial Statement Schedules
        No financial statement schedules are required to be filed with this report.
(b)     Reports on Form 8-K
        No reports on Form 8-K have been filed by the Partnership during the last quarter of the period covered by this report.
(c)     Exhibits
        Refer to Exhibit Index on Page E-1.

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

                                           DEAN WITTER CORNERSTONE FUND II
                                                   (Registrant)

                                           BY:  Demeter Management Corporation,
                                                   General Partner

March 24, 1997                             BY: /s/ Mark J. Hawley
                                                   Mark J. Hawley, Director and
                                                     President

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.

BY: /s/  Mark J. Hawley                                          March 24, 1997
           Mark J. Hawley, Director and
             President

    /s/  Richard M. DeMartini                                    March 24, 1997
           Richard M. DeMartini, Director
             and Chairman of the Board


    /s/  Lawrence Volpe                                          March 24, 1997
           Lawrence Volpe, Director


    /s/  Laurence E. Mollner                                     March 24, 1997
           Laurence E. Mollner, Director


    /s/  Joseph G. Siniscalchi                                   March 24, 1997
           Joseph G. Siniscalchi, Director


    /s/  Edward C. Oelsner III                                   March 24, 1997
           Edward C. Oelsner III, Director


    /s/  Robert E. Murray,                                       March 24, 1997
           Robert E. Murray, Director


    /s/  Patti L. Behnke                                         March 24, 1997
           Patti L. Behnke, Chief Financial
             Officer and Principal Accounting
             Officer

EXHIBIT INDEX

         ITEM                                                 METHOD OF FILING

-  3.    Limited Partnership Agreement of
         the Partnership, dated as of
         December 7, 1983, as amended as                           (1)
         of May 11, 1984.

- 10.    Management Agreement among the
         Partnership, Demeter and A.O.
         Management, Inc. (former name
         of Abacus Trading Corporation),
         dated as of November 18, 1983.                            (2)

- 10.    Management Agreement among the
         Partnership, Demeter and JWH
         dated November 15, 1983.                                  (3)

- 10.    Dean Witter Cornerstone Funds
         Exchange Agreement, dated as of
         May 31, 1984.                                             (4)

- 10.    Amended and restated Customer Agreement Between the
         Partnership and DWR, dated as of September 1, 1996.       (5)

- 13.    December 31, 1996 Annual Report to Limited Partners.      (6)

(1) Incorporated by reference to Exhibit 3.01 of the Partnership's Annual Report on Form 10-K for the fiscal year ended September 30, 1984 (File No. 0-13298).

(2) Incorporated by reference to Exhibit 10.01 of the Partnership's Annual Report on Form 10-K for the fiscal year ended September 30, 1984 (File No. 0-13298).

(3) Incorporated by reference to Exhibit 10.03 of the Partnership's Annual Report on Form 10-K for the fiscal year ended September 30, 1984 (File No. 0-13298).

(4) Incorporated by reference to Exhibit 10.04 of the Partnership's Annual Report on Form 10-K for the fiscal year ended September 30, 1984 (File No. 0-13298).

(5) Incorporated by reference to Exhibit 10.01(d) to Post-Effective Amendment No. 23 to the Partnership's Registration Statement on Form S-1 (File No. 2-88587) filed on August 26, 1996.

(6)      Filed herewith.