Form 10-K/A
period 1997-03-31
WITTER DEAN CORNERSTONE FUND II
filed 1997-04-22
CIK 736999

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                FORM 10-K-A
[X] Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 [Fee Required]
For the fiscal year ended December 31, 1996 or

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

                                           DEAN WITTER CORNERSTONE FUND II
                                                   (Registrant)

                                           BY:  Demeter Management Corporation,
                                                   General Partner

March 31, 1997                             BY: /s/ Mark J. Hawley
                                                   Mark J. Hawley, Director and
                                                     President

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.

BY: /s/  Mark J. Hawley                                       March 31, 1997
           Mark J. Hawley, Director and
             President

    /s/  Richard M. DeMartini                                 March 31, 1997
           Richard M. DeMartini, Director
             and Chairman of the Board


    /s/  Lawrence Volpe                                       March 31, 1997
           Lawrence Volpe, Director


    /s/  Laurence E. Mollner                                  March 31, 1997
           Laurence E. Mollner, Director


    /s/  Joseph G. Siniscalchi                                March 31, 1997
           Joseph G. Siniscalchi, Director


    /s/  Edward C. Oelsner III                                March 31, 1997
           Edward C. Oelsner III, Director


    /s/  Robert E. Murray,                                    March 31, 1997
           Robert E. Murray, Director


    /s/  Patti L. Behnke                                      March 31, 1997
           Patti L. Behnke, Chief Financial
             Officer and Principal Accounting
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