Form 10-Q
period 1997-03-31
WITTER DEAN CORNERSTONE FUND II
filed 1997-05-14
CIK 736999

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

[X]   Quarterly report pursuant to Section 13 or 15  (d)  of  the
Securities Exchange Act of 1934
For the period ended March 31, 1997 or

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

                         March 31, 1997

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

   Statements of Financial Condition
   March 31, 1997 (Unaudited) and December 31, 1996...........2

   Statements of Operations for the Quarters Ended
   March 31, 1997 and 1996 (Unaudited)........................3

   Statements of Changes in Partners' Capital for the
   Quarters Ended March 31, 1997 and 1996
   (Unaudited)................................................4

   Statements of Cash Flows for the Quarters Ended
   March 31, 1997 and 1996 (Unaudited)........................5

   Notes to Financial Statements (Unaudited)...............6-11

Item 2. Management's Discussion and Analysis of Financial

Condition and Results of Operations...................... 12-16

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................17-18

Item  6.   Exhibits  and  Reports on Form  8-K...............19









                DEAN WITTER CORNERSTONE FUND II
               STATEMENTS OF FINANCIAL CONDITION

                                     March 31,     December 31,
                                                 1997           1996
                                                  $              $
                                              (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
 Cash                                         30,183,303    28,509,266
 Net unrealized gain on open contracts         1,347,136     1,316,434

 Total Trading Equity                         31,530,439    29,825,700

 Interest receivable (DWR)                       113,622        97,815
 Due from DWR                                      3,996       123,327

 Total Assets                                 31,644,061    30,046,842


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                            614,807       442,706
 Accrued incentive fees                         345,653       316,750
 Accrued management fees                         80,540        99,352
 Common administrative expenses payable          63,866        52,339
 Accrued brokerage commissions (DWR)             35,912        83,967
 Accrued transaction fees and costs               2,686         5,558

 Total Liabilities                            1,143,464     1,000,672


Partners' Capital

 Limited Partners (8,736.729 and
  8,987.942 Units, respectively)             29,760,064    28,360,195
 General Partner (217.400 Units)                740,533       685,975

 Total Partners' Capital                     30,500,597    29,046,170

 Total Liabilities and Partners' Capital     31,644,061    30,046,842


NET ASSET VALUE PER UNIT                       3,406.32     3,155.36


        The accompanying footnotes are an integral part of these financial statements.


                DEAN WITTER CORNERSTONE FUND II
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                For the Quarters Ended March 31,
                                       1997            1996
                                        $            $
REVENUES
 Trading profit (loss):
 Realized                           2,913,866       787,501
 Net change in unrealized              30,702    (1,575,420)

      Total Trading Results         2,944,568      (787,919)

    Interest Income (DWR)             319,898       299,604

      Total Revenues                3,264,466      (488,315)


EXPENSES

    Incentive fees                    349,649            -
    Brokerage commissions (DWR)       288,302      453,306
      Management fees                 284,584      299,467
    Transaction fees and costs         29,161       39,439
    Administrative expenses            11,527        2,655

      Total Expenses                  963,223      794,867

NET INCOME (LOSS)                   2,301,243   (1,283,182)


NET INCOME (LOSS) ALLOCATION

    Limited Partners                2,246,685   (1,257,299)
    General Partner                    54,558      (25,883)


NET INCOME (LOSS) PER UNIT

    Limited Partners                   250.96     (119.06)
    General Partner                    250.96     (119.06)


        The accompanying footnotes are an integral part of these financial statements.

                DEAN WITTER CORNERSTONE FUND II
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
         For the Quarters Ended March 31, 1997 and 1996
                          (Unaudited)




                         Units of
                       Partnership   Limited     General
                         Interest   Partners    Partner         Total
Partners' Capital
 December 31, 1995    10,891.098   $30,213,505   $615,383   $30,828,888

Offering of Units         21.937        60,182         -         60,182

Net Loss                       -    (1,257,299)   (25,883)   (1,283,182)

Redemptions             (324.590)     (894,342)        -       (894,342)

Partners' Capital
  March 31, 1996      10,588.445   $28,122,046   $589,500   $28,711,546



Partners' Capital
  December 31, 1996   9,205.342    $28,360,195   $685,975   $29,046,170

Offering of Units        91.201        304,200         -        304,200

Net Income                      -    2,246,685     54,558     2,301,243

Redemptions            (342.414)    (1,151,016)        -     (1,151,016)

Partners' Capital
 March 31, 1997       8,954.129    $29,760,064   $740,533   $30,500,597





         The accompanying footnotes are an integral part of these financial statements.


                DEAN WITTER CORNERSTONE FUND II
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                                                    For the Quarters Ended March 31,

                                                           1997            1996
                                                               $            $
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                        2,301,243  (1,283,182)
 Noncash item included in net income (loss):
    Net change in unrealized                                (30,702)  1,575,420

 (Increase) decrease in operating assets:
    Interest receivable (DWR)                               (15,807)     11,725
    Receivable from DWR                                     123,327     (38,707)

 Increase (decrease) in operating liabilities:
    Accrued incentive fees                                   28,903    (307,567)
    Accrued management fees                                 (18,812)     (8,202)
    Common administrative expenses payable                   11,527     (29,368)
    Accrued brokerage commissions (DWR)                     (48,055)    (22,469)
    Accrued transaction fees and costs                       (2,872)     (1,421)

  Net cash provided by (used for) operating activities    2,348,752    (103,771)


CASH FLOWS FROM FINANCING ACTIVITIES

 Offering of units                                          304,200      60,182
 Increase in redemptions payable                            172,101     167,120
 Redemptions of units                                    (1,151,016)   (894,342)

 Net cash used for financing activities                    (674,715)   (667,040)


 Net increase (decrease) in cash                          1,674,037    (770,811)

 Balance at beginning of period                          28,509,266  28,057,189

 Balance at end of period                                30,183,303  27,286,378


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

Partnership's December 31, 1996 Annual Report on Form 10-K.



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

Cornerstone Funds, comprised of Dean Witter Cornerstone Fund  II,

Dean  Witter  Cornerstone Fund III, and Dean  Witter  Cornerstone

Fund  IV.   The  general partner for the Partnership  is  Demeter

Management Corporation ("Demeter").  The commodity broker is Dean

Witter  Reynolds Inc. ("DWR").  Both Demeter and DWR  are  wholly

owned  subsidiaries of Dean Witter Discover & Co.  ("DWD").   The

trading   advisors  who  make  all  trading  decisions  for   the

Partnership  are  Abacus Asset Management Corporation  ("ABACUS")

and John W. Henry &

                 DEAN WITTER CORNERSTONE FUND II

Company.,  Inc.  ("JWH").  Effective March 1,  1997,  ABACUS  was

removed as a trading advisor to the Partnership.  Effective April

16, 1997 the assets previously managed by ABACUS were reallocated to Northfield Trading L.P.



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

                DEAN WITTER CORNERSTONE FUND II
           NOTES TO FINANCIAL STATEMENTS (CONTINUED)


including  interest  rate volatility.   At  March  31,  1997  and

December 31, 1996, open contracts were:


                                Contract or Notional Amount
                            March 31, 1997   December 31, 1996
                                    $                   $
Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase         -              18,287,000
   Commitments to Sell         34,597,000         70,723,000
 Commodity Futures:
   Commitments to Purchase     14,621,000          6,346,000
   Commitments to Sell          5,312,000         14,596,000
 Foreign Futures:
   Commitments to Purchase        865,000         57,075,000
   Commitments to Sell         12,485,000          8,798,000
Off-Exchange-Traded
 Forward Currency Contracts
   Commitments to Purchase     25,394,000         26,688,000
   Commitments to Sell         31,341,000         18,334,000


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

Statement

                DEAN WITTER CORNERSTONE FUND II
of  Financial Condition and totaled $1,347,136 and $1,316,434  at

March  31,  1997  and  December 31, 1996, respectively.   Of  the

$1,347,136  net unrealized gain on open contracts  at  March  31,

1997, $1,303,269 related to exchange-traded futures contracts and

$43,867   related   to   off-exchange-traded   forward   currency

contracts.  Of  the  $1,316,434  net  unrealized  gain  on   open

contracts  at December 31, 1996, $1,342,050 related to  exchange-

traded  futures contracts and $(25,616) related to  off-exchange-

traded forward currency contracts.


Exchange-traded-futures  contracts held  by  the  Partnership  at

March  31,  1997 and December 31, 1996 mature through March  1998

and   June   1998,  respectively.   Off-exchange-traded   forward

currency Contracts held by the Partnership at March 31, 1997  and

December  31,  1996  mature through June  1997  and  March  1997,

respectively.  The contract amounts in the above table  represent the  Partnership's extent of involvement in the particular  class of  financial instrument, but not the credit risk associated with counterparty  nonperformance.  The credit  risk  associated  with these  instruments  is limited to the amounts  reflected  in  the

Partnership's Statements of Financial Condition.

                 DEAN WITTER CORNERSTONE FUND II

The  Partnership  also has credit risk because DWR  acts  as  the futures  commission  merchant  or  the  sole  counterparty,  with respect  to  most  of the Partnership's assets.  Exchange  traded futures  contracts  are marked to market on a daily  basis,  with

variations  in  value  settled on a daily  basis.   DWR,  as  the

futures commission merchant for all of the Partnership's exchange-

traded futures contracts, is required pursuant to regulations  of the  Commodity Futures Trading Commission to segregate  from  its own  assets  and for the sole benefit of its commodity  customers all  funds  held  by DWR with respect to exchange traded  futures contracts including an amount equal to the net unrealized gain on all  open futures  contracts, which funds totaled $31,486,572 and

$29,851,316   at   March  31,  1997  and   December   31,   1996,

respectively.   With  respect to the Partnership's  off-exchange-

traded  forward currency forward contracts, there  are  no  daily settlements  of variations in value nor is there any  requirement that  an  amount equal to the net unrealized gain on open forward contracts  be  segregated.  With respect to  those  off-exchange-

traded forward currency contracts,

                 DEAN WITTER CORNERSTONE FUND II

            NOTES TO FINANCIAL STATEMENTS (CONCLUDED)



the   Partnership  is  at  risk  to  the  ability  of  DWR,   the

counterparty on all of such contracts, to perform.



For  the quarter ended March 31, 1997 and the year ended December

31,  1996,  the average fair value of financial instruments  held for trading purposes was as follows:

                                            March 31, 1997
                                       Assets        Liabilities
                                         $                $

Exchange-Traded Contracts:
  Financial Futures                   4,572,000       44,911,000
  Commodity Futures                  14,389,000       10,423,000
  Foreign Futures                    31,114,000        5,975,000
Off-Exchange-Traded Forward
 Currency Contracts                  34,336,000       39,199,000

                                          December 31, 1996
                                       Assets         Liabilities
                                         $                  $

Exchange-Traded Contracts:
  Financial Futures                  48,469,000       47,433,000
  Commodity Futures                  24,459,000       22,228,000
  Foreign Futures                    43,821,000       14,875,000
Off-Exchange-Traded Forward
 Currency Contracts                  38,522,000       44,536,000

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

Results of Operations

For the Quarter Ended March 31, 1997

For  the  quarter  ended March 31, 1997, the Partnership's  total trading  revenues  including  interest  income  were  $3,264,466.

During  the first quarter, the Partnership posted an increase  in

Net  Asset  Value  per  Unit.  The most  significant  gains  were recorded  in  currency trading as the value of  the  U.S.  dollar increased relative to most other world currencies during  January and  February.  This upward move in value resulted in gains  from

short   positions  in  the  Japanese  yen,  most  major  European

currencies,  as  well as the Singapore dollar.  Smaller  currency gains  were  recorded during March from short  positions  in  the

Japanese  yen  and  Singapore dollar, as the value  of  the  U.S.

dollar  continued  to  strengthen relative to  these  currencies.

Gains  were  also recorded in the soft commodities  markets  from long  coffee  futures  positions as prices  moved  higher  during

January  and  February.  In metals, a decline in gold  prices  to their  lowest levels in over three years, resulted in  additional profits being recorded during January.  A portion of the gains in the  first  quarter was offset by losses recorded in  the  energy markets during January and March as oil and gas prices moved in a short-term volatile pattern.

Losses  were  recorded  in the financial futures  markets  during

February  and March as global interest rate futures prices  moved

in  a  choppy  pattern.   Smaller losses  were  recorded  in  the

agricultural futures markets.  Total expenses for the period were

$963,223, generating net income of $2,301,243.  The value  of  an individual  Unit in the Partnership increased from  $3,155.36  at

December 31, 1996 to $3,406.32 at March 31, 1997.



For the Quarter Ended March 31, 1996

For  the  quarter  ended March 31, 1996 the  Partnership's  total trading losses net of interest income were $488,316.  During  the first  quarter, the Partnership posted a decrease  in  Net  Asset

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

February.  The  total  expenses for  the  period  were  $794,867,

resulting  in  a  net  loss  of  $1,283,182.   The  value  of  an

individual  Unit in the Partnership decreased from  $2,830.65  at

December 31, 1995 to $2,711.59 at March 31, 1996.

                  PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

On  September 6, 10, and 20, 1996, and on March 13, 1997, similar purported class actions were filed in the Superior Court  of  the

State  of  California, County of Los Angeles, on  behalf  of  all purchasers  of  interests in limited partnership commodity  pools sold  by DWR.  Named defendants include DWR, Demeter, Dean Witter

Futures  &  Currency  Management, Inc.,  DWD  (all  such  parties

referred  to  hereafter  as  the  "Dean  Witter  Parties"),   the

Partnership, certain other limited partnership commodity pools of which  Demeter  is  the  general  partner,  and  certain  trading advisors (including JWH) to those pools.  Similar purported class actions  were  also filed on September 18 and  20,  1996  in  the

Supreme Court of the State of New York, New York County,  and  on

November 14, 1996 in the Superior Court of the State of Delaware,

New  Castle  County, against the Dean Witter Parties and  certain trading  advisors (including JWH) on behalf of all purchasers  of

interests   in   various  limited  partnership  commodity   pools

including  the  Partnership,  sold  by  DWR.   Generally,   these

complaints  allege,  among  other  things,  that  the  defendants committed  fraud, deceit, misrepresentation, breach of  fiduciary

duty,   fraudulent   and   unfair  business   practices,   unjust

enrichment, and conversion in
connection  with  the sale and operation of the  various  limited partnership  commodity  pools.  The complaints  seek  unspecified amounts  of  compensatory and punitive damages and other  relief.

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

Item 6.  Exhibits and Reports on Form 8-K

      A)  Exhibits. - None.

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




                               Dean Witter Cornerstone Fund II
                                        (Registrant)

                               By: Demeter Management Corporation
                                       (General Partner)

May 14, 1997                   By:
                                        Patti L. Behnke
                                        Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.