Form 10-K/A
period 1996-12-31
WITTER DEAN CORNERSTONE FUND II
filed 1997-05-22
CIK 736999

UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549
                                     FORM 10-K/A
                                      AMENDMENT
[X] Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 [Fee Required]
For the fiscal year ended December 31, 1996 or

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