Form 10-Q
period 1997-06-30
WITTER DEAN CORNERSTONE FUND II
filed 1997-08-11
CIK 736999

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the period ended June 30, 1997 or

[  ]   Transition report pursuant to Section 13 or 15(d)  of  the
Securities Exchange Act of 1934
For the transition period from ________________to_____________.

Commission file number 0-13298

                DEAN WITTER CORNERSTONE FUND II
  (Exact name of registrant as specified in its charter)


                 New   York                            13-3212871
(State or other jurisdiction of              (I.R.S. Employer
Incorporation  or organization)                    Identification
No.)


c/o Demeter Management Corporation
Two   World  Trade  Center,  62  Fl.,  New  York,  NY       10048
(Address of principal executive offices)             (Zip Code)


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

                         June 30, 1997

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

   Statements of Financial Condition
   June 30, 1997 (Unaudited) and December 31, 1996...........2

   Statements of Operations for the Quarters Ended
   June 30, 1997 and 1996 (Unaudited)........................3

   Statements of Operations for the Six Months Ended
   June 30, 1997 and 1996 (Unaudited)........................4

   Statements of Changes in Partners' Capital for
   the Six Months Ended June 30, 1997 and 1996
   (Unaudited)...............................................5

   Statements of Cash Flows for the Six Months Ended
   June 30, 1997 and 1996 (Unaudited)........................6

   Notes to Financial Statements (Unaudited)..............7-12

Item 2. Management's Discussion and Analysis of Financial

Condition and Results of Operations..............13-18

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...............................19-20

Item 5.  Other Information..................................20

Item  6.   Exhibits  and  Reports on Form  8-K...................
21






                DEAN WITTER CORNERSTONE FUND II
               STATEMENTS OF FINANCIAL CONDITION


                                      June 30,     December 31,
                                        1997           1996
                                         $              $
                                    (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
 Cash                               27,340,953    28,509,266
 Net unrealized gain on open contracts      982,807    1,316,434

 Total Trading Equity               28,323,760     29,825,700

 Interest receivable (DWR)              94,147         97,815
 Due from DWR                           29,619        123,327

 Total Assets                       28,447,526     30,046,842

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                 262,003       442,706
 Accrued management fees              94,094        99,352
 Accrued brokerage commissions (DWR)  81,257        83,967
 Accrued incentive fees               70,267       316,750
 Common administrative expenses payable37,789       52,339
 Accrued transaction fees and costs        6,254         5,558

 Total Liabilities                   551,664     1,000,672


Partners' Capital

 Limited Partners (8,303.660 and
  8,987.942 Units, respectively)  27,184,148     28,360,195
 General Partner (217.400 Units)      711,714       685,975

 Total Partners' Capital          27,895,862     29,046,170

 Total Liabilities and Partners' Capital28,447,526  30,046,842


NET ASSET VALUE PER UNIT            3,273.76       3,155.36

        The accompanying footnotes are an integral part of these financial statements.


                DEAN WITTER CORNERSTONE FUND II
                    STATEMENTS OF OPERATIONS
                           (Unaudited)



                                For the Quarters Ended June 30,
                                       1997            1996
                                        $            $
REVENUES
 Trading profit (loss):
 Realized                          (650,484)  1,399,854
 Net change in unrealized           (364,330)   269,774

      Total Trading Results       (1,014,814) 1,669,628

    Interest Income (DWR)           308,278     301,188

      Total Revenues                (706,536) 1,970,816


EXPENSES

    Brokerage commissions (DWR)     373,812     462,457
    Management fees                 281,865     293,628
      Transaction fees and costs     32,684      38,424
    Administrative expenses          10,297       2,843
    Incentive fees                  (257,021)              -

      Total Expenses                441,637      797,352

NET INCOME (LOSS)                 (1,148,173)1,173,464


NET INCOME (LOSS) ALLOCATION

    Limited Partners              (1,119,354)1,149,227
    General Partner                  (28,819)   24,237


NET INCOME (LOSS) PER UNIT

    Limited Partners                 (132.56)   111.49
    General Partner                  (132.56)   111.49


        The accompanying footnotes are an integral part of these financial statements.


                 DEAN WITTER CORNERSTONE FUND II
                    STATEMENTS OF OPERATIONS
                           (Unaudited)




                               For the Six Months Ended June 30,
                                       1997            1996
                                        $            $
REVENUES
 Trading profit (loss):
 Realized                         2,263,382   2,187,355
 Net change in unrealized           (333,627) (1,305,646)

      Total Trading Results       1,929,755     881,709

    Interest Income (DWR)           628,176     600,791

      Total Revenues              2,557,931   1,482,500


EXPENSES

    Brokerage commissions (DWR)     662,114     915,764
    Management fees                 566,449     593,095
    Incentive fees                   92,628                -
      Transaction fees and costs     61,846      77,861
    Administrative expenses          21,824          5,498

      Total Expenses              1,404,861    1,592,218

NET INCOME (LOSS)                 1,153,070    (109,718)


NET INCOME (LOSS) ALLOCATION

    Limited Partners              1,127,331    (108,072)
    General Partner                  25,739      (1,646)


NET INCOME (LOSS) PER UNIT

    Limited Partners                 118.40       (7.57)
    General Partner                  118.40       (7.57)



         The accompanying footnotes are an integral part of these financial statements.

                DEAN WITTER CORNERSTONE FUND II
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
        For the Six Months Ended June 30, 1997 and 1996
                          (Unaudited)



                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total
Partners' Capital,
 December 31, 1995    10,891.098 $30,213,505 $615,383 $30,828,888

Offering if Units         45.006    124,554         -   124,554

Net Loss                       -   (108,072)  (1,646)  (109,718)

Redemptions              (683.945)  (1,901,106)                 -
(1,901,106)

Partners' Capital,
  June 30, 1996        10,252.159 $28,328,881  $613,737 $28,942,618



Partners' Capital,
   December  31, 1996       9,205.342   $28,360,195      $685,975
$29,046,170

Offering  of Units             91.201      304,200              -
304,200

Net Income                      -    1,127,331  25,739    1,153,0
70
Redemptions                (775.483)    (2,607,578)             -
(2,607,578)

Partners' Capital,
   June  30, 1997           8,521.060 $27,184,148  $711,714   $27,895,862








         The accompanying footnotes are an integral part of these financial statements.



                DEAN WITTER CORNERSTONE FUND II
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                               For the Six Months Ended June 30,

                                       1997            1996
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)               1,153,070   (109,718)
 Noncash item included in net income (loss):
    Net change in unrealized       333,627   1,305,646

 (Increase) decrease in operating assets:
    Interest receivable (DWR)        3,668      7,864
    Due from DWR                    93,708    (75,808)


 Increase (decrease) in operating liabilities:
    Accrued management fees           (5,258)  (7,648)
    Accrued brokerage commissions (DWR)  (2,710)10,661
    Accrued incentive fees          (246,483)   (307,567)
    Common administrative expenses payable (14,550) (33,347)
    Accrued transaction fees  and   costs      696   932


 Net cash provided by operating activities1,315,768       791,015


CASH FLOWS FROM FINANCING ACTIVITIES

 Offering of units                  304,200    124,554
 Increase (decrease) in redemptions payable(180,703) 102,392
 Redemptions of units             (2,607,578)(1,901,106)

 Net cash used for financing activities(2,484,081)(1,674,160)


 Net decrease in cash             (1,168,313)  (883,145)

 Balance at beginning of period  28,509,266  28,057,189

 Balance at end of period        27,340,953  27,174,044

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

Partnership's December 31, 1996 Annual Report on Form 10-K.



1. Organization

Dean Witter Cornerstone Fund II (the "Partnership")  is a limited partnership  organized  to engage in the speculative  trading  of commodity  futures  contracts and forward  contracts  on  foreign currencies  (collectively, "futures interests") . The Partnership is  one  of the Dean Witter Cornerstone Funds, comprised of  Dean

Witter Cornerstone Fund II, Dean Witter Cornerstone Fund III, and

Dean  Witter  Cornerstone Fund IV. The general  partner  for  the

Partnership  is Demeter Management Corporation ("Demeter").   The

commodity  broker is Dean Witter Reynolds Inc. ("DWR").   Through

March  1,  1997,  the  trading  advisors  who  made  all  trading decisions  for  the  Partnership  were  Northfield  Trading  L.P.

("Northfield")  and John W. Henry & Company, Inc. ("JWH").  Prior

to   March  1,  1997,  Abacus  was  a  trading  advisor  to   the

Partnership.   Effective  April 16, 1997  the  assets  previously

managed  by  Abacus Asset Management Corporation ("Abacus")  were reallocated to Northfield.  Both Demeter and DWR are wholly owned subsidiaries  of  Morgan  Stanley, Dean Witter,  Discover  &  Co.

("MSDWD").

                 DEAN WITTER CORNERSTONE FUND II

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

Risk arises from changes in the value of these contracts and  the potential inability of counterparties to perform under the  terms

of   the  contracts.   There  are  numerous  factors  which   may

significantly  influence  the market value  of  these  contracts,

including  interest  rate  volatility.   At  June  30,  1997  and

December 31, 1996, open contracts were:

                               Contract or Notional Amount
                             June 30, 1997   December 31, 1996
                                    $                   $
Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase     77,485,000         18,287,000
   Commitments to Sell         11,948,000         70,723,000
 Commodity Futures:
   Commitments to Purchase      6,098,000          6,346,000
   Commitments to Sell         27,543,000         14,596,000
 Foreign Futures:
   Commitments to Purchase     27,339,000         57,075,000
   Commitments to Sell         12,526,000          8,798,000
Off-Exchange-Traded
 Forward Currency Contracts
   Commitments to Purchase     23,196,000         26,688,000
   Commitments to Sell         16,561,000         18,334,000

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


The  net  unrealized gains on open contracts are  reported  as  a component  of  "Equity in Commodity futures trading accounts"  on the  Statements of Financial Condition and totaled  $982,807  and

$1,316,434  at June 30, 1997 and December 31, 1996, respectively.

Of the $982,807 net unrealized gain on open contracts at June 30,

1997, $1,030,961 related to exchange-traded futures contracts and

$(48,154)   related  to  off-exchange-traded   forward   currency

contracts.  Of  the  $1,316,434  net  unrealized  gain  on   open

contracts  at December 31, 1996, $1,342,050 related to  exchange-

traded  futures contracts and $(25,616) related to  off-exchange-

traded forward currency contracts.


Exchange-traded-futures contracts held by the Partnership at June

30,  1997  and December 31, 1996 both mature through  June  1998.

Off-exchange-traded  forward  currency  contracts  held  by   the

Partnership at June 30, 1997 and December 31, 1996 mature through

September  1997  and  March  1997,  respectively.   The  contract

amounts in the above table represent the Partnership's extent  of involvement in the particular class of financial instrument, but

                 DEAN WITTER CORNERSTONE FUND II
           NOTES TO FINANCIAL STATEMENTS (CONTINUED)



not  the credit risk associated with counterparty nonperformance.

The  credit risk associated with these instruments is limited  to

the   amounts  reflected  in  the  Partnership's  Statements   of

Financial Condition.



The  Partnership  also has credit risk because DWR  acts  as  the futures  commission  merchant  or  the  sole  counterparty,  with

respect  to  most  of the Partnership's assets.   Exchange-traded

futures  contracts  are marked to market on a daily  basis,  with

variations  in  value  settled on a daily  basis.   DWR,  as  the

futures commission merchant for all of the Partnership's exchange-

traded futures contracts, is required pursuant to regulations  of the  Commodity Futures Trading Commission ("CFTC")  to  segregate from  its  own  assets and for the sole benefit of its  commodity customers  all  funds held by DWR with respect to exchange-traded futures contracts including an amount equal to the net unrealized

gain   on   all  open  futures  contracts,  which  funds  totaled

$28,371,914  and  $29,851,316 at June 30, 1997 and  December  31,

1996,  respectively.  With  respect  to  the  Partnership's  off-

exchange-traded forward currency forward contracts, there are  no daily  settlements  of  variations in  value  nor  is  there  any requirement  that an amount equal to the net unrealized  gain  on open forward contracts be segregated.  With respect to those off-

exchange-traded forward currency contracts, the Partnership is at risk  to  the  ability of DWR, the counterparty on  all  of  such contracts, to perform.

                 DEAN WITTER CORNERSTONE FUND II
           NOTES TO FINANCIAL STATEMENTS (CONTINUED)




For  the  six  months  ended June 30, 1997  and  the  year  ended

December   31,   1996,  the  average  fair  value  of   financial

instruments held for trading purposes was as follows:

                                            June 30, 1997
                                       Assets        Liabilities
                                         $                $

Exchange-Traded Contracts:
  Financial Futures                  24,758,000      32,658,000
  Commodity Futures                  13,478,000      14,301,000
  Foreign Futures                    27,185,000       8,258,000
Off-Exchange-Traded Forward
 Currency Contracts                  34,160,000      37,837,000

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


4.  Subsequent Event

On  July  31,  1997,  DWR closed the sale  of  its  institutional futures business and foreign currency trading operations to  Carr

Futures

Inc.   ("Carr"),  a  subsidiary  of  Credit  Agricole   Indosuez.

Following  the  sale,  Carr  became  the  counterparty   on   the

Partnership's  foreign  currency  trades.   However,   during   a

transition  period of about three months, DWR  will  continue  to perform certain services relating to the Partnership's futures

                 DEAN WITTER CORNERSTONE FUND II
           NOTES TO FINANCIAL STATEMENTS (CONCLUDED)




trading  including clearance.  After such transition period,  DWR will  continue  to serve as a futures broker for the  Partnership with  Carr  providing  execution and clearing  services  for  the

Partnership's account.

Item   2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Liquidity.  The  Partnership's assets are  deposited  in  futures

interest  trading  accounts  with  DWR,  and  are  used  by   the

Partnership as margin to engage in futures interest trading.  DWR holds  such  assets  in  either  designated  depositories  or  in securities approved by the CFTC for investment of customer funds.

The Partnership's assets held by DWR may be used as margin solely for  the  Partnership's  trading.  Since the  Partnership's  sole purpose is to trade in futures interests, it is expected that the

Partnership  will continue to own such liquid assets  for  margin purposes.



The  Partnership's investment in futures interests may, from time to time, be illiquid.  Most United States futures exchanges limit fluctuations in certain futures interest prices during  a  single day  by  regulations  referred to as  "daily  price  fluctuations limits" or "daily limits.  Pursuant to such regulations, during a single trading day no trades may be executed at prices beyond the daily limit.  If the price for a particular futures has increased or  decreased by an amount equal to the "daily limit",  positions in  such  futures  interest can neither be taken  nor  liquidated unless  traders  are willing to effect trades at  or  within  the limit.  Futures interest prices have occasionally moved the daily limit  for  several consecutive days with little or  no  trading.

Such   market  conditions  could  prevent  the  Partnership  from promptly liquidating its futures interests and result in restrictions on redemptions. However, since the commencement of trading  by  the Partnership, there has never been  a  time  when illiquidity  has affected a material portion of the Partnership's assets.



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



Capital  Resources.  The Partnership does not have, nor  does  it expect  to  have, any capital assets.  Redemptions and  sales  of additional  Units of Limited Partnership Interest in  the  future will  affect  the  amount of funds available for  investments  in futures interests in subsequent periods.  As redemptions  are  at the  discretion  of  Limited Partners,  it  is  not  possible  to

estimate   the  amount  and  therefore  the  impact   of   future

redemptions.



Results of Operations

For the Quarter and Six Months Ended June 30, 1997

For  the  quarter  ended June 30, 1997, the  Partnership's  total trading losses net of interest income were $706,536. During the second quarter, the Partnership posted a decrease in Net Asset

Value per Unit.  Losses were recorded in the energy markets  from trading  crude  oil futures as oil prices moved in  a  short-term

volatile  pattern  during the quarter.   Additional  losses  were

recorded  in  the  currency markets during May from  transactions involving  the Japanese yen as its value moved without consistent direction.  Smaller losses were experienced during May from short positions in the Singapore dollar as its value increased relative

to  the  U.S.  dollar.   Long  Japanese  bond  futures  positions

resulted  in  smaller losses as prices moved lower During  April.

These  losses were partially offset by gains recorded  from  long positions  in  Australian interest rate and  global  stock  index futures  as prices in these markets moved higher during  May  and

June.  Additional gains were recorded in the metals markets  from short  gold futures positions as precious metals prices decreased during June.  Smaller gains were recorded in the soft commodities markets  from  long  coffee futures positions  as  coffee  prices trended  higher  during April and May.  Total  expenses  for  the period were $441,637, resulting in a net loss of $1,148,173.  The value  of  an  individual Unit in the Partnership decreased  from

$3,406.32 at March 31, 1997 to $3,273.76 at June 30, 1997.



For  the six months ended June 30, 1997, the Partnership's  total trading  revenues  including  interest  income  were  $2,557,931.

During  the first six months of the year, the Partnership  posted an  increase  in Net Asset Value per Unit.  The most  significant trading gains were recorded from a strong upward trend in the value of the U.S. dollar versus most major world currencies during January and February.  Additional gains were recorded from long  coffee  futures  positions as prices  trended  higher  from

January  through  May.   In  the  metals  markets,  profits  were

recorded  from short gold futures positions as gold prices  moved sharply lower during January and June.  Long positions in soybean and  corn  futures resulted in additional profits  as  prices  in these markets trended higher during March.  Additional gains were recorded  in these same markets during June from short  positions as  prices  moved lower.  A portion of the Partnership's  overall gains  was  offset  by  losses recorded from  trading  crude  oil futures  as  oil  prices moved in a short-term  volatile  pattern throughout a majority of the first half of the year.  Losses were also  recorded  in the financial futures markets as  global  bond futures  prices  moved in a trendless pattern during  the  second

quarter.   Gains recorded during May and June from long positions

in  Australian  interest  rate futures  and  global  stock  index futures,  as  prices in these markets trended higher,  helped  to mitigate a portion of these losses.  The total expenses  for  the period  were  $1,404,861, resulting in net income of  $1,153,070.

The value of an individual Unit in the Partnership increased from

$3,155.36 at December 31, 1996 to $3,273.76 at June 30, 1997.



For the Quarter and Six Months Ended June 30, 1996

For  the  quarter  ended  June 30, 1996 the  Partnership's  total trading  revenues  including  interest  income  were  $1,970,816.

During the second quarter, the Partnership posted an increase in

Net  Asset  Value per Unit.  The most significant  trading  gains were  recorded in the currency markets during April as the  value of  the  Swiss  franc, German mark and French franc  moved  lower relative  to  the  U.S.  dollar.  As a  result,  the  Partnership

profited  from  short positions in these currencies.   Additional

gains were recorded from short Japanese yen positions during  May and  June  as  the value of the yen moved lower versus  the  U.S.

dollar  from  late  May through June.  Trading  gains  were  also recorded in the agricultural markets from long positions in corn,

wheat  and  soybean futures as prices moved higher.   In  metals,

short  copper  futures positions profited during June  as  prices moved  sharply  lower on news of significant losses  incurred  in copper by Sumitomo Corporation.  Smaller gains were recorded from short  positions  in silver and gold futures as  precious  metals prices  also moved lower during June.  These gains were partially offset by losses recorded from financial futures trading as  non-

U.S.  interest  rate  and Australian stock index  futures  prices

moved  in  a  trendless pattern throughout the quarter.   Smaller

losses  were  recorded in the energy markets during  May.   Total

expenses  for the quarter were $797,352, resulting in net  income

of   $1,173,464.   The  value  of  an  individual  Unit  in   the

Partnership  increased  from  $2,711.59  at  March  31,  1996  to

$2,823.08 at June 30, 1996.



For  the six months ended June 30, 1996, the Partnership's  total trading  revenues  including  interest  income  were  $1,482,500.

During the first half of the year, the Partnership posted a small loss in Net Asset Value per Unit. Trading gains during the first six months were offset by brokerage commissions resulting in net

trading  losses.   The  most  significant  trading  losses   were

recorded in the financial futures markets, particularly  in  non-

U.S.  interest  rate  and stock index futures,  as  prices  moved without  consistent  direction  for  a  majority  of  the  second

quarter.   Losses were also recorded in crude oil futures  during

January  and May as prices reversed lower following upward  moves

in  previous  months.   Smaller  losses  were  recorded  in  soft

commodities as coffee futures prices moved in a trendless pattern since early February.  A majority of these losses were offset  by gains  recorded  in the currency markets from short  Swiss  franc positions as the value of the Swiss franc moved lower relative to the  U.S.  dollar during January, April and May  and  from  short

Japanese yen positions as the value of the yen moved lower during

January,  March,  May  and  June.   Smaller  gains  recorded   in

agricultural futures trading during April also helped to mitigate

the  losses  recorded during the first half of the  year.   Total

expenses for the period were $1,592,218, resulting in a net  loss of  $109,718.  The value of an individual Unit in the Partnership decreased  from  $2,830.65 at December 31, 1995 to  $2,823.08  at

June 30, 1996.

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

Futures  &  Currency Management, Inc., MSDWD  (all  such  parties

referred  to  hereafter  as  the  "Dean  Witter  Parties"),   the

Partnership, certain other limited partnership commodity pools of which  Demeter  is  the  general  partner,  and  certain  trading advisors  (including JWH) to those pools.  On June 16, 1997,  the plaintiffs  in  the  above actions filed a  consolidated  amended

complaint.   Similar purported class actions were also  filed  on

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

Partnership.



Item 5.  OTHER INFORMATION

On  July  21,  1997,  MSDWD,  the sole  shareholder  of  Demeter,

appointed  a  new  Board of Directors consisting  of  Richard  M.

DeMartini, Mark J. Hawley, Lawrence Volpe, Joseph G. Siniscalchi,

Edward C. Oelsner III, and Robert E. Murray.

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




                               Dean Witter Cornerstone Fund II
                                        (Registrant)

                               By: Demeter Management Corporation
                                       (General Partner)

August 11, 1997                By:/s/       Patti    L.    Behnke
                               Patti L. Behnke
                                        Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.