Form 10-Q
period 1997-09-30
WITTER DEAN CORNERSTONE FUND II
filed 1997-11-12
CIK 736999

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

[X]   Quarterly report pursuant to Section 13 or 15  (d)  of  the
Securities Exchange Act of 1934
For the period ended September 30, 1997 or

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

                       September 30, 1997

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

   Statements of Financial Condition
   September 30, 1997 (Unaudited) and December 31, 1996.........2

   Statements of Operations for the Quarters Ended
   September 30, 1997 and 1996 (Unaudited)......................3

   Statements of Operations for the Nine Months Ended
   September 30, 1997 and 1996 (Unaudited)......................4

   Statements of Changes in Partners' Capital for the
   Nine Months Ended September 30, 1997 and 1996
   (Unaudited)..................................................5

   Statements of Cash Flows for the Nine Months Ended
   September 30, 1997 and 1996 (Unaudited)......................6

   Notes to Financial Statements (Unaudited).................7-12

Item 2. Management's Discussion and Analysis of Financial

Condition and Results of Operations.................13-19

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..................................20-21

Item 2.  Changes in Securities and Use of Proceeds..........21-23

Item 5.  Other Information.....................................23

Item 6.  Exhibits and Reports on Form 8-K......................24





                DEAN WITTER CORNERSTONE FUND II
               STATEMENTS OF FINANCIAL CONDITION
                                        September 30,   December 31,
                                             1997           1996
                                               $             $
                                               (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
 Cash                                       27,294,246      28,509,266
 Net unrealized gain on open contracts       1,569,418       1,316,434

 Total Trading Equity                       28,863,664      29,825,700


Interest receivable (DWR)                       96,278          97,815
Due from DWR                                    56,068         123,327

 Total Assets                               29,016,010      30,046,842

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                           348,725          442,706
 Accrued incentive fees                        193,948          316,750
 Accrued management fees                        96,012           99,352
 Accrued brokerage commissions (DWR)            62,222           83,967
 Common administrative expenses payable         49,388           52,339
 Accrued transaction fees and costs              4,864            5,558

 Total Liabilities                             755,159        1,000,672


Partners' Capital

 Limited Partners (8,111.424 and
  8,987.942 Units, respectively)            27,523,183      28,360,195
 General Partner (217.400 Units)               737,668         685,975

 Total Partners' Capital                    28,260,851      29,046,170

 Total Liabilities and Partners' Capital    29,016,010      30,046,842


NET ASSET VALUE PER UNIT                      3,393.14        3,155.36

        The accompanying footnotes are an integral part of these financial statements.

                DEAN WITTER CORNERSTONE FUND II
                    STATEMENTS OF OPERATIONS
                           (Unaudited)



                              For the Quarters Ended September 30,

                                       1997            1996
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                          974,132   (1,594,618)
    Net change in unrealized          586,612    1,388,762

      Total Trading Results         1,560,744     (205,856)

 Interest Income (DWR)                296,118      283,795

      Total Revenues                1,856,862       77,939


EXPENSES

 Brokerage commissions (DWR)          367,088      426,613
    Management fees                   292,225      271,747
 Incentive fees                       127,873        -
 Transaction fees and costs            37,341       48,154
 Administrative expenses               11,599        6,410

      Total Expenses                  836,126      752,924


NET INCOME (LOSS)                   1,020,736     (674,985)


NET INCOME (LOSS) ALLOCATION

 Limited Partners                     994,782     (661,360)
 General Partner                       25,954      (13,625)

NET INCOME (LOSS) PER UNIT

 Limited Partners                      119.38       (62.67)
 General Partner                       119.38       (62.67)

        The accompanying footnotes are an integral part of these financial statements.

                DEAN WITTER CORNERSTONE FUND II
                    STATEMENTS OF OPERATIONS
                           (Unaudited)


                             For the Nine Months Ended September 30,

                                       1997            1996
                                        $            $
REVENUES
 Trading profit:
    Realized                        3,237,515    592,737
    Net change in unrealized          252,984     83,116

      Total Trading Results         3,490,499    675,853

 Interest Income (DWR)                924,295    884,585

      Total Revenues               4,414,794   1,560,438


EXPENSES

 Brokerage commissions (DWR)       1,029,202   1,341,836
 Management fees                     858,673     864,842
 Incentive fees                      220,502          -
 Transaction fees and costs           99,189     126,554
 Administrative expenses              33,422      11,909


      Total Expenses               2,240,988   2,345,141


NET INCOME (LOSS)                  2,173,806    (784,703)


NET INCOME (LOSS) ALLOCATION

 Limited Partners                   2,122,113   (769,432)
 General Partner                       51,693    (15,271)

NET INCOME (LOSS) PER UNIT

 Limited Partners                      237.78     (70.24)
 General Partner                       237.78     (70.24)

        The accompanying footnotes are an integral part of these financial statements.

                DEAN WITTER CORNERSTONE FUND II
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
     For the Nine Months Ended September 30, 1997 and 1996
                          (Unaudited)



                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total
Partners' Capital
  December 31, 1995    10,891.098 $30,213,505  $615,383  $30,828,888

Offering of Units          45.006     124,554         -      124,554

Net Loss                        -    (769,432) (15,271)     (784,703)

Redemptions            (1,206.991) (3,312,440)        -   (3,312,440)

Partners' Capital
  September 30, 1996    9,729.113 $26,256,187 $600,112   $26,856,299







Partners' Capital
  December 31, 1996     9,205.342  $28,360,195  $685,975 $29,046,170

Offering of Units          94.328      314,933        -      314,933

Net Income                    -      2,122,113  51,693     2,173,806

Redemptions            (970.846)    (3,274,058)       -   (3,274,058)

Partners' Capital
  September 30, 1997    8,328.824  $27,523,183  $737,668 $28,260,851







         The accompanying footnotes are an integral part of these financial statements.

                DEAN WITTER CORNERSTONE FUND II
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)



                             For the Nine Months Ended September 30,

                                                1997            1996
                                                   $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                               2,173,806    (784,703)
Noncash item included in net income (loss):
    Net change in unrealized                     (252,984)    (83,116)

 (Increase) decrease in operating assets:
    Interest receivable (DWR)                       1,537      16,128
    Receivable from DWR                            67,259    (114,030)

 Increase (decrease) in operating liabilities:
    Accrued incentive fees                       (122,802)   (307,567)
    Accrued management fees                        (3,340)    (13,722)
    Accrued brokerage commissions (DWR)           (21,745)     22,272
    Common administrative expenses payable         (2,951)    (31,677)
    Accrued transaction fees and costs               (694)      1,838



Net cash provided by operating activities       1,838,086  (1,294,577)


CASH FLOWS FROM FINANCING ACTIVITIES

 Offering of units                                314,933     124,554
 Increase (decrease) in redemptions payable       (93,981)    366,386
 Redemptions of units                          (3,274,058) (3,312,440)

Net cash used for financing activities         (3,053,106) (2,821,500)


Net decrease in cash                           (1,215,020) (4,116,077)

Balance at beginning of period                 28,509,266  28,057,189

Balance at end of period                       27,294,246  23,941,112

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

Witter Cornerstone Fund II, Dean Witter Cornerstone Fund III, and

Dean  Witter  Cornerstone Fund IV. The general  partner  for  the

Partnership  is Demeter Management Corporation ("Demeter").   The

commodity  broker for most of the Partnership's transactions

is  Dean Witter Reynolds  Inc.  ("DWR").   The trading  advisors

who  make  all  trading  decisions  for   the Partnership are

Northfield Trading L.P. ("Northfield")  and  John W.  Henry & Company,

Inc. ("JWH"). Prior to March 1, 1997, Abacus Asset Management Corporation

("Abacus") was a trading advisor  to the  Partnership.  Effective April 16,

1997, Northfield became  a trading  advisor  to  the Partnership and  was allocated  assets previously managed by Abacus.  Both Demeter and DWR are

                 DEAN WITTER CORNERSTONE FUND II
           NOTES TO FINANCIAL STATEMENTS (CONTINUED)


wholly owned subsidiaries of Morgan Stanley, Dean Witter, Discover

& Co. ("MSDWD").

On  July  31,  1997,  DWR closed the sale  of  its  institutional futures business and foreign currency trading operations to  Carr

Futures  Inc. ("Carr"), a subsidiary of Credit Agricole Indosuez.

Following  the  sale,  Carr  became  the  counterparty   on   the

Partnership's  foreign  currency  trades.   However,   during   a

transition  period  of about four months, DWR  will  continue  to perform  certain  services relating to the Partnership's  futures trading  including clearance.  After such transition period,  DWR will continue to serve as a non-clearing commodity broker for the

Partnership  with  Carr  providing  all  clearing  services   for

Partnership transactions.


2. Related Party Transactions

The  Partnership's  cash  is on deposit  with  DWR  and  Carr  in commodity trading accounts to meet margin requirements as needed.

DWR  pays  interest on these funds based on current 13-week  U.S.

Treasury   Bill  rates.  Brokerage  expenses  incurred   by   the

Partnership are paid to DWR.


3.  Financial Instruments

The  Partnership trades futures and forward contracts in interest rates, stock indices, commodities, currencies, petroleum and

                 DEAN WITTER CORNERSTONE FUND II
           NOTES TO FINANCIAL STATEMENTS (CONTINUED)



precious  metals.  Futures and forwards represent  contracts  for delayed  delivery of an instrument at a specific date and  price.

Risk arises from changes in the value of these contracts and  the potential inability of counterparties to perform under the  terms

of   the  contracts.   There  are  numerous  factors  which   may

significantly  influence  the market value  of  these  contracts,

including  interest rate volatility.  At September 30,  1997  and

December 31, 1996, open contracts were:



                               Contract or Notional Amount
                          September 30, 1997  December 31, 1996
                                    $                   $
Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase      38,046,000        18,287,000
   Commitments to Sell          11,069,000        70,723,000
 Commodity Futures:
   Commitments to Purchase      17,316,000         6,346,000
   Commitments to Sell           7,711,000        14,596,000
 Foreign Futures:
   Commitments to Purchase      31,699,000        57,075,000
   Commitments to Sell             446,000         8,798,000
Off-Exchange-Traded
 Forward Currency Contracts
   Commitments to Purchase      29,635,000        26,688,000
   Commitments to Sell          40,671,000        18,334,000



A  portion of the amounts indicated as off-balance-sheet risk  in

forward   currency   contracts  is  due  to  offsetting   forward

commitments to purchase and sell the same currency on the same

                 DEAN WITTER CORNERSTONE FUND II
           NOTES TO FINANCIAL STATEMENTS (CONTINUED)




date   in   the   future.   These  commitments  are  economically

offsetting,  but are not offset in the forward market  until  the settlement date.


The  net  unrealized gains on open contracts are  reported  as  a component  of  "Equity in Commodity futures trading accounts"  on the  Statements of Financial Condition and totaled $1,569,418 and

$1,316,434  at  September  30,  1997  and  December   31,   1996,

respectively.   Of  the $1,569,418 net unrealized  gain  on  open

contracts  at September 30, 1997, $1,003,849 related to exchange-

traded  futures  contracts and $565,569 related to  off-exchange-

traded   forward  currency  contracts.  Of  the  $1,316,434   net

unrealized  gain  on  open  contracts  at  December   31,   1996,

$1,342,050  related  to  exchange-traded  futures  contracts  and

$(25,616)   related  to  off-exchange-traded   forward   currency

contracts.



Exchange-traded-futures  contracts held  by  the  Partnership  at

September 30, 1997 and December 31, 1996 mature through September

1998  and  June 1998, respectively.  Off-exchange-traded  forward currency contracts held by the Partnership at September 30,  1997 and  December  31, 1996 mature through December  1997  and  March

1997,  respectively.  The contract amounts  in  the  above  table represent

                 DEAN WITTER CORNERSTONE FUND II
           NOTES TO FINANCIAL STATEMENTS (CONTINUED)




the  Partnership's extent of involvement in the particular  class of  financial instrument, but not the credit risk associated with counterparty  nonperformance.  The credit  risk  associated  with these  instruments  is limited to the amounts  reflected  in  the

Partnership's Statements of Financial Condition.



The  Partnership also has credit risk because either DWR or  Carr acts as the futures commission merchant or the sole counterparty,

with  respect  to  most of the Partnership's  assets.   Exchange-

traded  futures contracts are marked to market on a daily  basis,

with  variations in value settled on a daily basis.  DWR, as  the futures commission merchant for all of the Partnership's exchange-

traded futures contracts, is required pursuant to regulations  of the  Commodity Futures Trading Commission ("CFTC")  to  segregate from  its  own  assets and for the sole benefit of its  commodity customers  all  funds held by DWR with respect to exchange-traded futures contracts including an amount equal to the net unrealized

gain   on   all  open  futures  contracts,  which  funds  totaled

$27,970,043  and $29,851,316 at September 30, 1997  and  December

31,  1996,  respectively. With respect to the Partnership's  off-

exchange-traded forward currency contracts, there  are  no  daily settlements  of variations in value nor is there any  requirement that an amount

                 DEAN WITTER CORNERSTONE FUND II
           NOTES TO FINANCIAL STATEMENTS (CONCLUDED)



equal  to  the  net unrealized gain on open forward contracts  be

segregated.   With  respect to those off-exchange-traded  forward

currency contracts, the Partnership is at risk to the ability  of

Carr, the sole counterparty on all of such contracts, to perform.

Carr's parent, Credit Agricole Indosuez, has guaranteed Carr's obligations to the Partnership.


For  the nine months ended September 30, 1997 and the year  ended

December   31,   1996,  the  average  fair  value  of   financial

instruments held for trading purposes was as follows:



                                          September 30, 1997
                                       Assets        Liabilities
                                         $                $

Exchange-Traded Contracts:
  Financial Futures                  28,656,000       30,019,000
  Commodity Futures                  14,432,000       12,904,000
  Foreign Futures                    27,636,000        8,865,000
Off-Exchange-Traded Forward
 Currency Contracts                  35,561,000       44,443,000

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

Item   2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Liquidity.  The  Partnership's assets are  deposited  in  futures interest trading accounts with DWR and Carr, and are used by  the

Partnership as margin to engage in futures interest trading.  DWR and Carr hold such assets in either designated depositories or in securities approved by the CFTC for investment of customer funds.

The  Partnership's assets held by DWR and Carr  may  be  used  as

margin   solely  for  the  Partnership's  trading.    Since   the

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



Capital  Resources.  The Partnership does not have, nor  does  it expect  to  have, any capital assets.  Redemptions and exchanges of additional Units  of Limited Partnership Interest in the future will

affect the   amount  of  funds  available  for  investments  in  futures interests  in  subsequent periods.  As  redemptions  are  at  the discretion  of Limited Partners, it is not possible  to  estimate the amount and therefore the impact of future redemptions.



Results of Operations

For the Quarter and Nine Months Ended September 30, 1997

For the quarter ended September 30, 1997, the Partnership's total trading revenues including interest income were $1,856,862.

During  the third quarter, the Partnership posted an increase  in

Net  Asset  Value  per  Unit.  The most  significant  gains  were recorded in the currency markets as the value of the U.S.  dollar increased relative to the Malaysian ringgit and Singapore  dollar throughout  the  quarter,  thus  resulting  in  profits  for  the

Partnership's  short  positions.   Smaller  currency  gains  were

recorded during July from short positions in the German  mark  as

its  value  also  decreased versus the U.S.  dollar.   Additional

profits  were  experienced  in  the  financial  futures  markets,

particularly  in Japanese, Australian and European bond  futures,

due  to  an  upward trend in global interest rate futures  prices

during  July  and  September.   In  metals,  smaller  gains  were

recorded  from  long silver futures positions, as  silver  prices moved  higher  during  September, and  from  short  gold  futures positions,  as gold prices decreased in July.  A portion  of  the

Partnership's overall gains for the quarter was offset by  losses experienced from trading coffee and cocoa futures during July and

September  as  prices  in these markets  moved  in  a  short-term volatile  pattern.  In energies, choppy movement  in  oil  prices resulted  in  smaller  losses  from  trading  crude  oil  futures throughout  the  quarter. Total expenses  for  the  quarter  were

$836,126, resulting in net income of $1,020,736.  The value of an individual  Unit in the Partnership increased from  $3,273.76  at

June 30, 1997 to $3,393.14 at September 30, 1997.

For  the  nine months ended September 30, 1997, the Partnership's total trading revenues including interest income were $4,414,794.

During  the first nine months of the year, the Partnership posted an  increase  in Net Asset Value per Unit.  The most  significant gains  were recorded from a strong upward trend in the  value  of the  U.S.  dollar  versus  most  major  world  currencies  during

January,  February and July.  Additional gains were  recorded  in the  financial futures markets as profits experienced during  the third  quarter from an increase in global interest  rate  futures prices  more than offset losses experienced from trendless  price movement  earlier in the year.  In metals, profits were  recorded from  short  gold futures positions as gold prices moved  sharply lower  during  January, June and July.  Smaller gains  in  metals were recorded from long silver futures positions as silver prices increased  during  September.  A  portion  of  the  Partnership's overall  gains  was offset by losses recorded from trading  crude oil  futures  as  oil  prices moved without consistent  direction during  the  first nine months of the year.  Smaller losses  were recorded in the agricultural markets as gains experienced earlier in  the  year from trading corn futures were more than offset  by losses recorded in this market during the third quarter.  In soft commodities,  gains recorded from long coffee futures  positions,

as  coffee  prices trended higher during the first  half  of  the year,  were  offset  by losses from trendless price  movement  in sugar and cocoa futures.  The total expenses for the period were

$2,240,988, resulting in net income of $2,173,806. The  value  of an individual Unit in the Partnership increased from $3,155.36 at

December 31, 1996 to $3,393.14 at September 30, 1997.



For the Quarter and Nine Months Ended September 30, 1996

For the quarter ended September 30, 1996, the Partnership's total

trading revenues including interest income were $77,939.   During

the third quarter, the Partnership posted a decrease in Net Asset

Value  per  Unit.   The  most  significant  trading  losses  were

recorded  in  the  currency markets during July  from  previously established short positions in the Swiss franc as its value moved

sharply  higher  versus  the  U.S. dollar.   Additional  currency

losses  were  recorded during August from previously  established short  positions in the Australian dollar, as its value  reversed higher  versus other major world currencies, and from long German mark  positions, as its value moved lower relative  to  the  U.S.

dollar  early  in  the month.  In soft commodities,  losses  were experienced  due  to short-term volatility in coffee  and  cotton prices during August and September.  Smaller losses were recorded in  agricultural futures trading due to trendless price  movement in  soybean products throughout the quarter.  A portion of  these losses  was  offset by gains recorded in the energy markets  from long crude oil futures positions as prices trended higher between

July   and  September.   Additional  gains  recorded  from   long

international  bond  futures positions also  helped  to  mitigate

Partnership  losses during the quarter.  Total expenses  for  the quarter were $752,924, resulting
in  a  net loss of $674,985.  The value of an individual Unit  in the  Partnership  decreased from $2,823.08 at June  30,  1996  to

$2,760.41 at September 30, 1996.



For  the  nine months ended September 30, 1996, the Partnership's total trading revenues including interest income were $1,560,438.

During  the first nine months, the Partnership posted a  decrease in Net Asset Value per Unit.  Trading gains during the first nine months  were  offset by brokerage commissions  resulting  in  net

trading  losses.   The  most  significant  trading  losses   were

recorded in the financial futures markets, particularly  in  U.S.

interest  rate  and global stock index futures, as  prices  moved without consistent direction for a majority of the year.  Smaller losses  recorded from trendless price movement in  Japanese  bond futures  during the first two quarters were partially  offset  by gains recorded during the third quarter as prices trended higher.

In soft commodities, losses were experienced due to choppiness in coffee  and  cotton  prices throughout a majority  of  the  year.

Smaller  losses  were recorded in agricultural futures  as  gains recorded  during  April  from long corn  futures  positions  were offset by losses experienced in soybean products during the third

quarter.   A  majority of the Partnership's  overall  losses  was

offset  by  gains  recorded in the currency  markets  from  short positions in the Japanese yen as the value of the yen moved lower versus  the  U.S. dollar.  Smaller currency gains  were  recorded from  short  Swiss  franc positions as its  value  also  declined versus the

U.S.  dollar between January and June.  Additional gains recorded from  long crude oil futures positions, as prices trended higher,

also  offset  a  portion of the Partnership's losses  during  the first nine months of the year. Total expenses for the period were

$2,345,141, resulting in a net loss of $784,703.  The value of an individual  Unit in the Partnership decreased from  $2,830.65  at

December 31, 1995 to $2,760.41 at September 30, 1996.

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

Partnership.


Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Dean  Witter  Cornerstone Fund I ("Cornerstone I");  Dean  Witter

Cornerstone   Fund  II  ("Cornerstone  II"),  and   Dean   Witter

Cornerstone  III  ("Cornerstone  III")  collectively   registered

250,000  Units of Limited Partnership Interest ("Units") pursuant to  a  Registration Statement on Form S-1, which became effective on  May 31, 1984 (the "Registration Statement") (SEC File Numbers

2-88587;   88587-01;   88587-02).    As   contemplated   in   the

Registration   Statement,  an  additional   fund,   Dean   Witter

Cornerstone  Fund  IV  ("Cornerstone IV" and,  collectively  with

Cornerstone   I,   Cornerstone  II  and  Cornerstone   III,   the

"Partnerships") was
registered  pursuant to Post-Effective Amendment  No.  5  to  the

Registration  Statement, which became effective  on  February  6,

1987.   The managing underwriter for the Partnerships is DWR.



The  offering for Cornerstone I originally commenced on  May  31,

1984,  and 18,679.643 Units of Cornerstone I were sold  prior  to

its   dissolution  on  December  31,  1991.   The  offering   for

Cornerstone  II and Cornerstone III also originally commenced  on

May  31,  1984  and  currently  continues,  with  41,693.538  and

74,400.002   Units   of  Cornerstone  II  and  Cornerstone   III,

respectively, sold through September 30, 1997.  The offering  for

Cornerstone  IV  originally commenced on  February  6,  1987  and

currently   continues,  with  100,550.782  Units   sold   through

September 30, 1997.  Through September 30, 1997, an aggregate  of

235,323.965  Units  of the Partnership have  been  sold,  leaving

14,676.035  Units remaining available for sale as of  October  1,

1997.



The  aggregate offering amount registered was $262,496,000, based upon  the  initial  offering price of  $1,050  per  Unit  ($1,000 initial  Net  Asset  Value per Unit, plus a $50  per  Unit  sales charge  on  all  but  80 Units sold to the Partnerships'  initial trading managers) during the Initial Offering Periods of May  31,

1984  through  November 30, 1984 with respect to  Cornerstone  I,

Cornerstone II and Cornerstone III, and February 6, 1987  through

May 6, 1987 with respect to Cornerstone IV.

After  the  respective  Initial Offering Periods,  Units  in  the

Partnerships were sold at 107.625% of Net Asset Value  per  Unit,

including  a  charge for offering expenses of 2.5% of  Net  Asset

Value  per Unit, and a sales charge of 5% of the sum of  the  Net

Asset Value per Unit and the charge for offering expenses, during the "Continuing Offering".



The aggregate price of Units sold through September 30, 1997 with respect  to  Cornerstone II is $65,604,519.


Effective  September 30, 1994, Cornerstone II, Cornerstone III and

Cornerstone IV were closed  to new investors; Units have been sold since then  solely in  "Exchanges"  with existing investors, at 100%

of  Net  Asset Value  per  Unit.  DWR has been paying all expenses in connection with  the  offering  of Units since September 30,  1994,

without reimbursement.


Item 5.  OTHER INFORMATION

On  July  21,  1997,  MSDWD,  the sole  shareholder  of  Demeter,

appointed  a  new  Board of Directors consisting  of  Richard  M.

DeMartini, Mark J. Hawley, Lawrence Volpe, Joseph G. Siniscalchi,

Edward C. Oelsner III, and Robert E. Murray.

Item 6.  Exhibits and Reports on Form 8-K

      A)  Exhibits. - None.

      B)  Reports on Form 8-K - None.

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




                               Dean Witter Cornerstone Fund II
                                        (Registrant)

                               By: Demeter Management Corporation
                                       (General Partner)

November 12, 1997              By:/s/       Patti    L.    Behnke
                               Patti L. Behnke
                                        Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.