Form 10-K
period 1997-12-31
WITTER DEAN CORNERSTONE FUND II
filed 1998-03-30
CIK 736999

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           FORM 10-K

[X]   Annual  report pursuant to Section 13  or  15  (d)  of  the
Securities Exchange Act of 1934 [No Fee Required]
For the fiscal year ended December 31, 1997 or

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which units were sold, or the average bid and asked prices of such units, as of a specified date within 60 days prior to the date of filing: $29,158,138.09 at January 31, 1998.

              DOCUMENTS INCORPORATED BY REFERENCE
                          (See Page 1)

              DEAN WITTER CORNERSTONE FUND II
            INDEX TO ANNUAL REPORT ON FORM 10-K
                     DECEMBER 31, 1997
Page No.
DOCUMENTS INCORPORATED BY REFERENCE. . . . . . . . .  .
 . . . . . 1
Part I .
Item  1.Business. . . . . . . . . . . . . . . . . . . .
 . . . . 2-5

Item  2.Properties. . . . . . . . . . . . . . . . . . .
 . . . .   5

Item  3.Legal Proceedings. . . . . . . . . . . . . .  .
 . . . . . 5-7

Item  4.Submission  of Matters to a  Vote  of  Security
Holders . . .                                 7

Part II.

Item  5.Market  for the Registrant's Partnership  Units
and
    Related Security Holder Matters . . . . . . . . . .
 . . . 8-10

Item 6.Selected Financial Data . . . . . . . . . . .  .
 . . . .. 11

Item   7.Management's  Discussion   and   Analysis   of
Financial
   Condition and Results of Operations. . . . . . . . .
 . . 12-19

Item 8.Financial Statements and Supplementary Data  . .
 . . . . 19

Item 9.Changes in and Disagreements with Accountants on
       Accounting and Financial Disclosure. . . . . . .
 .. . . 20
Part III.

Item 10.  Directors, Executive Officers, Promoters and
        Control Persons of the Registrant . . . . . . .
 . .      21-26

Item 11. Executive Compensation . . . . . . . . . . . .
 . . .      26

Item  12.  Security  Ownership  of  Certain  Beneficial
Owners
         and Management . . . . . . . . . . . . . . . .
 . . . . . .  26

Item    13.    Certain   Relationships   and    Related
Transactions . . .                           27

Part IV.
  Item14. Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K . . . . . . . . . . . . .
 . . . . 28

            DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference as follows:


          Documents Incorporated                   Part
of Form 10-K

         Partnership's      Registration      Statement
I
   Form S-1, File No. 2-88587, as amended
   (including the Partnership's latest
   Prospectus dated August 28, 1996
   together with the supplement to the
   Prospectus dated May 14, 1997).

       Partnership's    Annual    Report    on     Form
IV
   10-K for the fiscal year ended
   September 30, 1984, File No. 2-88587

        December     31,     1997     Annual     Report
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

Partneship's  General  Partner  is  Demeter  Management

Corporation  ("Demeter").  Demeter  is  a  wholly-owned

subsidiary  of Morgan Stanley, Dean Witter, Discover  &

Co. ("MSDWD").

      Through July 31, 1997, the sole commodity  broker

for  the  Partnership's transactions  was  Dean  Witter

Reynolds Inc. ("DWR"), also a subsidiary of MSDWD.   On

July 31, 1997, DWR closed the sale of its institutional

futures   business   and   foreign   currency   trading

operations to Carr Futures, Inc. ("Carr"), a subsidiary

of  Credit Agricole Indosuez.  Following the sale, Carr

became   the   clearing  commodity   broker   for   the

Partnership's  futures and futures options  trades  and

the  counterparty on the Partnership's foreign currency

trades.  DWR will continue to serve as the non-clearing

commodity   broker  for  the  Partnership   with   Carr

providing  all  clearing services for the Partnership's

transactions.

      The Partnership's net asset value per unit, as of

December  31,  1997,  was  $3,724.92,  representing  an

increase of 18.05 percent from the net asset value  per

unit  of  $3,155.36 at December 31, 1996.  For  a  more

detailed description of the Partnership's business, see

subparagraph (c).

     (b) Financial Information about Industry Segments.

The  Partnership's business comprises only one  segment

for  financial reporting purposes, speculative  trading

of   futures   interests.    The   relevant   financial

information is presented in Items 6 and 8.

       (c)  Narrative  Description  of  Business.   The

Partnership  is in the business of speculative  trading

in  futures interests, pursuant to trading instructions

provided by Northfield Trading L.P. ("Northfield")  and

John  W. Henry & Company, Inc. ("JWH"), its independent

trading advisors (the "Trading Advisor(s)").  Effective

March 1, 1997 Abacus Trading Corporation ("Abacus") was

removed  as a trading advisor to the Partnership.   All

assets  formally  managed by Abacus were  allocated  to

Northfield   during  April  1997.    For   a   detailed

description   of   the   different   facets   of    the

Partnership's  business,  see  those  portions  of  the

Partnership's latest Prospectus, dated August 28,  1996

(the "Prospectus"), together with the supplement to the

Prospectus dated May 14, 1997 (the

"Supplement"),  filed  as  part  of  a  post  effective

amendment  to the Registration Statement  on  Form  S-1

(see "Documents Incorporated by Reference" Page 1), set

forth on the next page.

  Facets of Business

     1.  Summary                   1.  "Summary of  the
Prospectus"
                                      (Pages 1-9 of the
Prospectus and pages                          S-12  and
S-22                       of                       the
Supplement).

     2.  Commodity Markets         2.  "The Commodities
Market"
                                       (Pages 80-84  of
the
                                      Prospectus).

       3. Partnership's Commodity   3.  "Investment
     Program,                              Trading
  Arrangements and                     Use of Trading
 Policies                             Policies" (Pages
       45-                            47 of the

                 Prospectus) and "The
                Managers" (Pages 51-74
                                             of the
                    Prospectus and
                                          Pages S-12 -
                        S-21 of
                   the Supplement).

      4.   Management of the Part- 4.  "The Cornerstone
nership                                Funds"
                                       (Pages 19-24  of
the
                                        Prospectus  and
Pages
                                      S-1 - S-3 of the
                                      Supplement). "The
                                       General Partner"
(Pages             77-79             of             the
Prospectus
                                       and Pages S-21 -
S-                                          22  of  the
Supplement) and "The                          Commodity
Broker"
                                      (Pages  79-80  of
the                                        Prospectus).
"The                                            Limited
Partnership

Agreements" (Pages 86-                            90 of
the
Prospectus).

     5.  Taxation  of  the Partnership's  5.  "Material
Federal                                         Limited
Partners                                 Income     Tax
Considerations"                                     and
"State                    and                     Local
Income                   Tax                   Aspects"
(Pages             92-99             of             the
Prospectus).
(d)   Financial Information About Foreign and  Domestic
Operations
      and Export Sales.

      The Partnership has not engaged in any operations

in foreign countries; however, the Partnership (through

the  commodity  brokers) enters into  forward  contract

transactions  where foreign banks are  the  contracting

party  and  trades  in  futures  interests  on  foreign

exchanges.

Item 2.  PROPERTIES

      The  executive  and  administrative  offices  are

located  within  the offices of DWR.  The  DWR  offices

utilized  by the Partnership are located at  Two  World

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

Futures  & Currency Management Inc., ("DWFCM"),  MSDWD,

(all  such  parties referred to hereafter as the  "Dean

Witter   Parties"),  the  Partnership,  certain   other

limited partnership commodity pools of which Demeter is

the  general  partner,  and  certain  trading  advisors

(including JWH) to those pools.  On June 16, 1997,  the

plaintiffs  in  the above actions filed a  consolidated

amended  complaint, alleging, among other things,  that

the   defendants  committed  fraud,  deceit,  negligent

misrepresentation, various violations of the California

Corporations Code, intentional and negligent breach of
fiduciary   duty,   fraudulent  and   unfair   business

practices,  unjust  enrichment, and conversion  in  the

sale and operation of the

various  limited partnerships commodity pools.  Similar

purported class actions were also filed on September 18

and  20, 1996, in the Supreme Court of the State of New

York, New York County, and on November 14, 1996 in  the

Superior  Court  of the State of Delaware,  New  Castle

County,  against  the Dean Witter Parties  and  certain

trading  advisors  (including JWH)  on  behalf  of  all

purchasers  of interests in various limited partnership

commodity  pools,  including the Partnership,  sold  by

DWR. A consolidated and amended complaint in the action

pending  in the Supreme Court of the State of New  York

was  filed  on  August  13,  1997,  alleging  that  the

defendants  committed fraud, breach of fiduciary  duty,

and   negligent  misrepresentation  in  the  sale   and

operation  of the various limited partnership commodity

pools.   On  December  16, 1997,  upon  motion  of  the

plaintiffs, the action pending in the Superior Court of

the State of Delaware was voluntarily dismissed without

prejudice.  The complaints seek unspecified amounts  of

compensatory and punitive damages and other relief.  It

is  possible  that additional similar  actions  may  be

filed  and that, in the course of these actions,  other

parties  could be added as defendants. The Dean  Witter

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

Partnership.   The  number  of  holders  of  Units   at

December   31,  1997  was  approximately   2,904.    No

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

      Dean Witter Cornerstone Fund I ("Cornerstone I");

Dean Witter Cornerstone Fund II ("Cornerstone II"), and

Dean  Witter  Cornerstone Fund III ("Cornerstone  III")

collectively  registered 250,000 Units  pursuant  to  a

Registration  Statement  on  Form  S-1,  which   became

effective   on   May   31,  1984   (the   "Registration

Statement") (SEC File Numbers 2-88587; 88587-01; 88587-

02).  As contemplated in the Registration Statement, an

additional  fund,  Dean  Witter  Cornerstone  Fund   IV

("Cornerstone IV" and, collectively with Cornerstone I,

Cornerstone II and Cornerstone III, the "Partnerships")

was
registered pursuant to Post-Effective Amendment  No.  5

to  the  Registration Statement, which became effective

on February 6 1987.

The managing underwriter for the Partnerships is DWR.

       The   offering  for  Cornerstone  I   originally

commenced  on  May  31, 1984, and 18,679.643  Units  of

Cornerstone  I  were sold prior to its  dissolution  on

December 31, 1991.  The offering for Cornerstone II and

Cornerstone III also originally commenced  on  May  31,

1984  and  currently  continues,  with  41,701.582  and

74,400.002 Units of Cornerstone II and Cornerstone III,

respectively,  sold  through December  31,  1997.   The

offering  for  Cornerstone IV originally  commenced  on

February   6,   1987  and  currently  continues,   with

100,579.559  Units  sold  through  December  31,  1997.

Through  December 31, 1997, an aggregate of 235,360.786

Units  of  the  Partnership  have  been  sold,  leaving

14,639.214  Units remaining available for  sale  as  of

January 1, 1998.

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

     The aggregate price of Units sold through December

31, 1997 with respect to Cornerstone II is $65,604,519.

      Effective  September  30, 1994,  Cornerstone  II,

Cornerstone III and Cornerstone IV were closed  to  new

investors;  Units have been sold since then  solely  in

"Exchanges"  with existing investors, at  100%  of  net

asset value per Unit.  DWR has been paying all expenses

in   connection  with  the  offering  of  Units   since

September 30, 1994, without reimbursement.



Item 6.  SELECTED FINANCIAL DATA (in dollars)





                                   For the Years Ended December 31,
                        1997          1996        1995           1994
1993

Total Revenues
(including interest)   8,279,346  6,449,790   11,604,765       830,882
5,262,886

Net   Income   (Loss)        4,916,164   3,047,462      7,882,659
(3,095,555)    2,101,347

Net Income (Loss)
Per Unit (Limited
&   General   Partners)        569.56       324.71         592.90
(219.47)          178.05

Total Assets        31,431,0233 30,046,842    31,558,306    32,062,117
32,511,448

Total Limited Partners'
Capital            29,677,943   28,360,195    30,213,505    30,885,515
31,331,000

Net Asset Value Per
Unit of Limited
Partnership Interest3,724.92     3,155.36       2,830.65      2,237.75
2,457.22







Item  7.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS   OF
FINANCIAL                   CONDITION  AND  RESULTS  OF
OPERATIONS


     Liquidity.  The Partnership's assets are deposited

in  separate  commodity trading accounts with  DWR  and

Carr,  the  commodity  brokers, and  are  used  by  the

Partnership  as  margin to engage in trading  commodity

futures  contracts  and forward  contracts  on  foreign

currencies.  DWR  and Carr hold such assets  at  either

designated  depositories or in securities  approved  by

the  Commodity Futures Trading Commission ("CFTC")  for

investment of customer funds.  The Partnership's assets

held  by DWR and Carr may be used as margin solely  for

the  Partnership's  trading.  Since  the  Partnership's

sole purpose is to trade in commodity futures contracts

and  other commodity interests, it is expected that the

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

Policies.

      Credit  Risk.  In  addition to  market  risk,  in

entering  into  futures, options and forward  contracts

there  is  a  credit risk to the Partnership  that  the

counterparty on a contract will not be able to meet its

obligations   to   the   Partnership.    The   ultimate

counterparty  of the Partnership for futures  contracts

traded  in the United States and most foreign exchanges

on  which  the  Partnership trades is the clearinghouse

associated   with  such  exchange.    In   general,   a

clearinghouse  is  backed  by  the  membership  of  the

exchange  and  will act in the event of non-performance

by one of its members or one of its member's customers,

and, as such,
should  significantly  reduce this  credit  risk.   For

example,  a  clearinghouse may cover a default  by  (i)

drawing    upon   a   defaulting   member's   mandatory

contributions     and/or    non-defaulting     members'

contributions   to  a  clearinghouse  guarantee   fund,

established  lines  or letters of  credit  with  banks,

and/or  the clearinghouse's surplus capital  and  other

available assets of the exchange and clearinghouse,  or

(ii)  assessing  its  members.   In  cases  where   the

Partnership  trades  on a foreign  exchange  where  the

clearinghouse  is  not  funded  or  guaranteed  by  the

membership  or  where the exchange  is  a  "principals'

market"  in which performance is the responsibility  of

the   exchange  member  and  not  the  exchange  or   a

clearinghouse, or when the Partnership enters into off-

exchange  contracts  with  a  counterparty,  the   sole

recourse  of the Partnership will be the clearinghouse,

the   exchange  member  or  the  off-exchange  contract

counterparty, as the case may be.

      There  can  be no assurance that a clearinghouse,

exchange  or  other  exchange  member  will  meet   its

obligations to the Partnership, and the Partnership  is

not  indemnified against a default by such parties from

Demeter  or MSDWD or DWR.  Further, the law is  unclear

as  to whether a commodity broker has any obligation to

protect its customers from loss in the event of an
exchange,   clearinghouse  or  other  exchange   member

default  on trades effected for the broker's customers;

any  such obligation on the part of the broker  appears

even  less clear where the default occurs in  a  non-US

jurisdiction.

      Demeter  deals  with  the  credit  risks  of  all

partnership's for which it serves as General Partner in

several  ways.   First, it monitors each  partnership's

credit  exposure  to each exchange on  a  daily  basis,

calculating not only the amount of margin required  for

it  but also the amount of its unrealized gains at each

exchange,  if any.  The Commodity Brokers  inform  each

partnership, as with all their customers,  of  its  net

margin   requirements  for  all   its   existing   open

positions,  but  do  not break that  net  figure  down,

exchange  by exchange.  Demeter, however, has installed

a system which permits it to monitor each partnership's

potential   margin  liability,  exchange  by  exchange.

Demeter   is   then  able  to  monitor  the  individual

partnership's  potential net credit  exposure  to  each

exchange by adding the unrealized trading gains on that

exchange, if any, to the partnership's margin liability

thereon.

      Second,  as discussed earlier, each partnership's

trading  policies limit the amount of  partnership  Net

Assets  that  can  be committed at any  given  time  to

futures contracts and require, in
addition,  a  certain minimum amount of diversification

in  the  partnership's  trading, usually  over  several

different  products.  One of the aims of  such  trading

policies has been to reduce the credit exposure of  any

partnership  to any single exchange and,  historically,

such  partnership  exposure has typically  amounted  to

only  a  small percentage of its total Net Assets.   On

those  relatively few occasions where  a  partnership's

credit  exposure has climbed above that level,  Demeter

has  dealt with the situations on a case by case basis,

carefully  weighing  whether  the  increased  level  of

credit  exposure remained appropriate.  Demeter expects

to  continue to deal with such situations in a  similar

manner in the future.

      Third, Demeter has secured, with respect to  Carr

acting  as the clearing broker for the partnerships,  a

guarantee  by Credit Agricole Indosuez, Carr's  parent,

of  the  payment of the "net liquidating value" of  the

transactions  (futures, options and forward  contracts)

in  each  partnership's account.  As  of  December  31,

1997, Credit Agricole Indosuez' total capital was  over

$3.25 billion and it is currently rated AA2 by Moody's.

      With  respect  to forward contract  trading,  the

partnerships trade with only those counterparties which

Demeter, together with

DWR,  have determined to be creditworthy.  At the  date

of this filing, the partnerships deal only with Carr as

their counterparty on forward contracts.  The guarantee

by Carr's parent, discussed above, covers these forward

contracts.

       See  "Financial  Instruments"  under  Notes   to

Financial  Statements in the Partnership's 1997  Annual

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

      Results of Operations.  As of December 31,  1997,

the  Partnership's  total capital was  $30,487,741,  an

increase  of  $1,441,571 from the  Partnership's  total

capital of $29,046,170, at December 31, 1996.  For  the

year ended December 31, 1997, the Partnership generated

net   income   of   $4,916,164,   total   subscriptions

aggregated  $314,932  and total redemptions  aggregated

$3,789,525.

       For  the  year  ended  December  31,  1997,  the

Partnership's   total   trading   revenues,   including

interest  income,  were $8,279,346.  The  Partnership's

total  expenses for the year were $3,363,182, resulting

in   net  income  of  $4,916,164.   The  value  of   an

individual  unit  in  the  Partnership  increased  from

$3,155.36   at  December  31,  1996  to  $3,724.92   at

December 31, 1997.

      As  of December 31, 1996, the Partnership's total

capital was $29,046,170, a decrease of $1,782,718  from

the  Partnership's  total  capital  of  $30,828,888  at

December  31,  1995.  For the year ended  December  31,

1996,   the   Partnership  generated  net   income   of

$3,047,462, total subscriptions aggregated $155,468 and

total redemptions aggregated $4,985,648.

       For  the  year  ended  December  31,  1996,  the

Partnership's   total   trading   revenues,   including

interest  income,  were $6,449,790.  The  Partnership's

total  expenses for the year were $3,402,328, resulting

in   net  income  of  $3,047,462.   The  value  of   an

individual  unit  in  the  Partnership  increased  from

$2,830.65 at December 31, 1995 to $3,155.36 at December

31, 1996.

      As  of December 31, 1995, the Partnership's total

capital  was  $30,828,888, a decrease of $543,114  from

the  Partnership's  total  capital  of  $31,372,002  at

December  31,  1994.  For the year ended  December  31,

1995,   the   Partnership  generated  net   income   of

$7,882,659, total subscriptions aggregated $178,837 and

total redemptions aggregated $8,604,610.

       For  the  year  ended  December  31,  1995,  the

Partnership's   total   trading   revenues,   including

interest  income, were $11,604,765.  The  Partnership's

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

Partners  in  the  accompanying 1997 Annual  Report  to

Partners, incorporated by reference in this Form  10-K.

The  Partnership's gains and losses are allocated among

its Limited Partners for income tax purposes.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information required by this Item appears  in

the  attached  1997 Annual Report to  Partners  and  is

incorporated by reference in this Annual Report on Form

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

Futures  Association ("NFA") in such capacity.  Demeter

is  wholly-owned by MSDWD and is an affiliate  of  DWR.

MSDWD,  DWR  and  Demeter may  each  be  deemed  to  be

"promoters" and/or a "parent" of the Partnership within

the meaning of the federal securities laws.

      On July 21, 1997, MSDWD, the sole shareholder  of

Demeter,  appointed a new Board of Directors consisting

of  Richard  M.  DeMartini, Mark  J.  Hawley,  Lawrence

Volpe,  Joseph G. Siniscalchi, Edward C.  Oelsner  III,

and Robert E. Murray.



Dean Witter Reynolds Inc.

     DWR is a financial services company which provides

to  its individual, corporate and institutional clients

services  as  a  broker  in  securities  and  commodity

interest  contracts,  a dealer in corporate,  municipal

and government securities, an investment adviser and an

agent in the sale of life insurance and various other products and services. DWR is a member firm of

the   New  York  Stock  Exchange,  the  American  Stock

Exchange, the Chicago Board Options Exchange, and other

major securities exchanges.

      DWR  is  registered with the CFTC  as  a  futures

commission merchant and is a member of the NFA in  such

capacity.   DWR  is  currently  servicing  its  clients

through   a   network  of  401  branch   offices   with

approximately   10,155  account  executives   servicing

individual and institutional client accounts.

Directors and Officers of the General Partner

      The  directors  and officers  of  Demeter  as  of

December 31, 1997 are as follows:

      Richard M. DeMartini, age 45, is the Chairman  of

the Board and a Director of Demeter.  Mr. DeMartini  is

also  Chairman  of  the Board and a  Director  of  Dean

Witter  Futures  & Currency Management Inc.  ("DWFCM").

Mr.  DeMartini is president and chief operating officer

of  MSDWD's Individual Asset Management Group.  He  was

named   to  this  position  in  May  of  1997  and   is

responsible  for Dean Witter InterCapital,  Van  Kampen

American  Capital, insurance services, managed futures,

unit trust, investment consulting services, Dean Witter

Realty, and NOVUS Financial Corporation.

Mr.  DeMartini  is  a  member of the  MSDWD  management

committee,  a  director  of the InterCapital  funds,  a

trustee of the TCW/DW

funds  and a trustee of the Van Kampen American Capital

and  Morgan  Stanley retail funds.  Mr.  DeMartini  has

been  with  Dean Witter his entire career, joining  the

firm  in 1975 as an account executive.  He served as  a

branch  manager, regional director and  national  sales

director,  before being appointed president  and  chief

operating officer of the Dean Witter Consumer  Markets.

In  1988  he  was  named president and chief  operating

officer  of  Sears' Consumer Banking  Division  and  in

January  1989  he became president and chief  operating

officer  of  Dean  Witter Capital.  Mr.  DeMartini  has

served  as  chairman of the board of the  Nasdaq  Stock

Market,  Inc.  and vice chairman of the  board  of  the

National  Association of Securities  Dealers,  Inc.   A

native   of  San  Francisco,  Mr.  DeMartini  holds   a

bachelor's  degree in marketing from  San  Diego  State

University.

      Mark  J.  Hawley,  age 54,  is  President  and  a

Director of Demeter.  Mr. Hawley is also President  and

a Director of DWFCM.  Mr. Hawley joined DWR in February

1989  as  Senior  Vice President and is  currently  the

Executive Vice President and Director of DWR's  Managed

Futures Department. From 1978 to 1989, Mr. Hawley was a member of the senior management team at Heinold

Asset Management, Inc., a CPO, and was responsible  for

a  variety  of projects in public futures funds.   From

1972 to 1978, Mr. Hawley was a Vice President in charge

of institutional block trading for the Mid-West at Kuhn

Loeb & Company.

      Lawrence Volpe, age 50, is a Director of  Demeter

and  DWFCM.   Mr.  Volpe joined DWR as  a  Senior  Vice

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

      Joseph  G. Siniscalchi, age 52, is a Director  of

Demeter.  Mr. Siniscalchi joined DWR in July 1984 as  a

First  Vice  President, Director of General  Accounting

and  served  as a Senior Vice President and  Controller

for  DWR's  Securities division through  1997.   He  is

currently Executive Vice President and Director of  the

Operations Division of DWR. From February 1980 to  July

1984,

Mr.  Siniscalchi  was  Director of  Internal  Audit  at

Lehman Brothers Kuhn Loeb, Inc.

      Edward C. Oelsner, III, age 55, is a Director  of

Demeter.   Mr.  Oelsner is currently an Executive  Vice

President and head of the Product Development Group  at

Dean Witter InterCapital Inc., an affiliate of DWR. Mr.

Oelsner  joined DWR in 1981 as a Managing  Director  in

DWR's  Investment  Banking Department  specializing  in

coverage  of  regulated industries  and,  subsequently,

served as head of the DWR Retail Products Group.  Prior

to joining DWR, Mr. Oelsner held positions at The First

Boston  Corporation  as a member of  the  Research  and

Investment Banking Departments from 1967 to 1981.   Mr.

Oelsner  received  his  M.B.A.  in  Finance  from   the

Columbia University Graduate School of Business in 1966

and  an  A.B. in Politics from Princeton University  in

1964.

      Robert  E.  Murray,  age 37,  is  a  Director  of

Demeter.  Mr. Murray is also a Director of DWFCM.   Mr.

Murray  is currently a Senior Vice President  of  DWR's

Managed   Futures   Department  and   is   the   Senior

Administrative Officer of DWFCM.  Mr. Murray began  his

career at DWR in 1984 and is currently the Director  of

Product Development for the Managed Futures Department.

He  is  responsible for the development and maintenance

of the proprietary Fund

Management  System  utilized by DWFCM  and  Demeter  in

organizing   information  and  producing  reports   for

monitoring  clients'  accounts.  Mr.  Murray  currently

serves  as a Director of the Managed Funds Association.

Mr.  Murray graduated from Geneseo State University  in

May 1983 with a B.A. degree in Finance.

      Patti  L.  Behnke, age 37, is Vice President  and

Chief  Financial Officer of Demeter.  Ms. Behnke joined

DWR  in  April  1991  as Assistant  Vice  President  of

Financial  Reporting  and is  currently  a  First  Vice

President  and  Director  of  Financial  Reporting  and

Managed  Futures  Accounting in  the  Individual  Asset

Management  Group.  Prior to joining  DWR,  Ms.  Behnke

held  positions  of increasing responsibility  at  L.F.

Rothschild & Co. and Carteret Savings Bank.  Ms. Behnke

began  her  career at Arthur Anderson & Co., where  she

was employed in the audit division from 1982-1986.  She

is a member of the AICPA and the New York State Society

of Certified Public Accountants.

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

Item 12. SECURITY   OWNERSHIP  OF  CERTAIN   BENEFICIAL

          OWNERS AND MANAGEMENT

      (a)   Security  Ownership of  Certain  Beneficial

Owners - As of December 31, 1997, there were no persons

known to be beneficial owners of more than 5 percent of

the  Units  of  Limited  Partnership  Interest  in  the

Partnership.

       (b)   Security  Ownership  of  Management  -  At

December  31,  1997,  Demeter owned  217.400  Units  of

General   Partnership  Interest  in  the   Partnership,

representing   a   2.66   percent   interest   in   the

Partnership.

     (c)  Changes in Control - None

Item    13.    CERTAIN   RELATIONSHIPS   AND    RELATED

TRANSACTIONS

      Refer to Note 2 - "Related Party Transactions" of

"Notes  to  Financial Statements", in the  accompanying

1997   Annual  Report  to  Partners,  incorporated   by

reference  in this Form 10-K.  In its capacity  as  the

Partnership's  retail  commodity broker,  DWR  received

commodity  brokerage commissions (paid and  accrued  by

the  Partnership)  of $1,383,112  for  the  year  ended

December 31, 1997.

                          PART IV

Item  14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,  AND

REPORTS ON FORM 8-K

(a)  1. Listing of Financial Statements

      The following financial statements and report  of

independent  public accountants, all appearing  in  the

accompanying  1997  Annual  Report  to  Partners,   are

incorporated by reference in this Form 10-K:

          -      Report  of  Deloitte  &  Touche   LLP,
          independent  auditors, for  the  years  ended
          December 31, 1997, 1996 and 1995.
          -     Statements of Financial Condition as of
          December 31, 1997 and 1996.
          -     Statements  of Operations,  Changes  in
          Partners' Capital, and Cash Flows for the years ended December 31, 1997, 1996 and 1995.
          -    Notes to Financial Statements.

       With   the   exception  of  the   aforementioned

information and the information incorporated  in  Items

7, 8, and 13, the 1997 Annual Report to Partners is not

deemed to be filed with this report.

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

                                               DEAN   WITTER
                         CORNERSTONE FUND II

(Registrant)

                                               BY:   Demeter
                         Management Corporation,

General Partner

March 24, 1998           BY: /s/ Mark J. Hawley
                                  Mark  J.  Hawley, Director
and
                                President

     Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.

BY: /s/  Mark J. Hawley                                March
24, 1998
        Mark J. Hawley, Director and
          President

    /s/  Richard M. DeMartini                          March
24, 1998
        Richard M. DeMartini, Director
          and Chairman of the Board

    /s/  Lawrence Volpe                                March
24, 1998
        Lawrence Volpe, Director


    /s/  Joseph G. Siniscalchi                         March
24, 1998
        Joseph G. Siniscalchi, Director


    /s/  Edward C. Oelsner III                         March
24, 1998
        Edward C. Oelsner III, Director

    /s/  Robert E. Murray,                             March
24, 1998
        Robert E. Murray, Director

    /s/  Patti L. Behnke                               March
24, 1998
        Patti L. Behnke, Chief Financial
          Officer and Principal Accounting
           Officer

                     EXHIBIT INDEX


                                                        ITEM
METHOD OF FILING

-3.  Limited Partnership Agreement of
     the Partnership, dated as of
     December 7, 1983, as amended as                  (1)
     of May 11, 1984.

-10. Management Agreement among the
     Partnership, Demeter and JWH
     dated November 15, 1983.                         (2)

-10. Dean Witter Cornerstone Funds
     Exchange Agreement, dated as of
     May 31, 1984.                                    (3)

-10. Amended and restated Customer Agreement Between the
      Partnership  and DWR, dated as of September  1,  1996.
(4)

-10. Management Agreement among the
     Partnership, Demeter and Northfield
     Trading L.P. dated as of April
     16, 1997.                                        (5)

-13.  December  31, 1997 Annual Report to Limited  Partners.
(5)


(1)   Incorporated  by  reference to  Exhibit  3.01  of  the
Partnership's Annual Report on                          Form
10-K for the fiscal year ended September 30, 1984 (File  No.
0-13298).

(2)
Incorporated   by  reference  to  Exhibit   10.03   of   the
Partnership's                 Annual                  Report
on  Form  10-K for the fiscal year ended September 30,  1984
(File No. 0-13298).

(3)
Incorporated   by  reference  to  Exhibit   10.04   of   the
Partnership's                 Annual                  Report
on  Form  10-K for the fiscal year ended September 30,  1984
(File No. 0-13298).

(4)
Incorporated  by  reference  to Exhibit  10.01(d)  to  Post-
Effective                   Amendment                    No.
23  to the Partnership's Registration Statement on Form  S-1
(File                      No.                      2-88587)
filed on August 26, 1996.

(5)                                                    Filed
herewith.

                 MANAGEMENT AGREEMENT

          THIS  AGREEMENT, made the 16th day of  April,
1997  among DEAN WITTER CORNERSTONE FUND II, a New York
limited   partnership   (the  "Partnership"),   DEMETER
MANAGEMENT  CORPORATION,  a Delaware  corporation  (the
"General  Partner"),  and NORTHFIELD  TRADING  L.P.,  a
Delaware limited partnership (the "Trading Manager");

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

          NOW, THEREFORE, the parties hereto hereby agree as follows:

          1.    Undertakings  in  Connection  with  the
Offering of Units

          (a)   The Trading Manager agrees with respect
to  the continuing offering of Units:  (i) to make  all
disclosures   regarding  itself,  its  principals   and
affiliates,   its  trading  performance,  its   trading
systems,  methods, and strategies (subject to the  need
to  preserve  the  secrecy  of proprietary  information
concerning such systems, methods, and strategies),  any
client  accounts over which it has direct  or  indirect
discretionary trading authority (other than  the  names
of  such clients), and otherwise as the Partnership may
reasonably  require (x) to be made in the Partnership's
Prospectus  required by Sections 4.21 and 4.24  of  the
regulations  of the CFTC, including any  amendments  or
supplements  thereto,  or  (y)  to  comply   with   any
applicable  federal or state law or rule or regulation,
including   those  of  the  Securities   and   Exchange
Commission (the "SEC"), the CFTC, the National  Futures
Association  (the "NFA"), the National  Association  of
Securities  Dealers,  Inc. (the "NASD")  or  any  other
regulatory body, exchange, or board; and (ii) otherwise
to  cooperate  with  the Partnership  and  the  General
Partner  by providing information regarding the Trading
Manager  in connection with the preparation and  filing
of the Registration Statement and Prospectus, including
any  amendments or supplements thereto, with  the  SEC,
CFTC,  NFA,  NASD,  and  with appropriate  governmental
authorities   as   part  of  making   application   for
registration of the Units under the securities or  Blue
Sky  laws of such jurisdictions as the Partnership  may
deem appropriate.  As used herein, the term "principal"
shall  have  the  same meaning as  defined  in  Section
4.10(e)(1)  of  the  CFTC  Regulations  and  the   term
"affiliate"   shall  mean  an  entity   or   individual
(including a stockholder, director,
          officer, employee, or agent) or entity that directly or indirectly controls, is controlled by, or is under common control with, any other entity or individual.

          (b)   If,  while Units continue to be offered
and  sold,  the Trading Manager becomes  aware  of  any
untrue  or  misleading statement  or  omission  in  the
Registration Statement or the Prospectus regarding  the
Trading  Manager,  its principals or affiliates,  their
trading performance, or their trading systems, methods,
or  strategies, or of the occurrence of  any  event  of
change  in  circumstances which would result  in  their
being  any  such  untrue  or  misleading  statement  or
omission, the Trading Manager shall immediately  notify
the General Partner in writing and shall cooperate with
it  in  the preparation of any necessary amendments  or
supplements  to  the  Registration  Statement  or   the
Prospectus.  Neither the Trading Manager nor any of its
principals  or  affiliates, or any partners,  officers,
directors, employees, or agents thereof, shall  use  or
distribute   the  Registration  Statement,   Prospectus
(including   any   final,  amended,   or   supplemented
prospectus), or selling literature or shall engage in any selling activities whatsoever in connection with the offering of Units.

          2.   Duties of the Trading Manager

          (a)  The Trading Manager hereby agrees to act
as  a Trading Manager for the Partnership and, as such,
shall  have  sole  authority  and  responsibility   for
directing  the  investment  and  reinvestment  of   its
allocable  share  of  Net  Assets  of  the  Partnership
pursuant  to  its  trading program  on  the  terms  and
conditions and in accordance with the prohibitions  and
trading  policies  set  forth in  this  Agreement,  the
Partnership's  Limited Partnership  Agreement  as  from
time  to  time  in  effect  (the  "Limited  Partnership
Agreement"),  and  the Prospectus;  provided,  however,
that  the General Partner may override the instructions
of  the Trading Manager to the extent necessary (i)  to
comply with the trading policies of the Partnership  as
described  in  the  Prospectus and Limited  Partnership
Agreement  and  with  applicable  speculative  position
limits, (ii) to fund any distributions, redemptions, or
reapportionments among other trading  managers  to  the
Partnership,  (iii) to pay the Partnership's  expenses,
(iv)  to the extent the General Partner believes  doing
so  is necessary for the protection of the Partnership,
(v) to terminate the commodity interests
          trading of the Partnership, or (vi) to comply
with  any  applicable law or regulation.   The  General
Partner  agrees  not to override any such  instructions
for  the reasons specified in clauses (ii) or (iii)  of
the preceding sentence unless the Trading Manager fails
to comply with a request of the General Partner to make
the   necessary  amount  of  funds  available  to   the
Partnership  within  five days of  such  request.   The
Trading   Manager   shall  not  be   liable   for   the
consequences of any decision by the General Partner  to
override instructions of the Trading Manager, except to
the  extent  that the Trading Manager is in  breach  of
this   Agreement.   In  performing  services  for   the
Partnership,  the  Trading Manager may  not  materially
alter or change the program used by the Trading Manager
in investing and reinvesting its allocable share of the
Partnership's   Net   Assets  in   commodity   interest
contracts   as  described  in  the  Trading   Manager's
Disclosure Document dated September 24, 1996 (a copy of
which has been received by the General Partner) without
the  prior  consent  of the General Partner,  it  being
understood  that  changes  in  the  commodity  interest
contracts  traded  shall  not  be  deemed  a   material
alteration of the Trading Manager's program.

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

          (c)   All  purchases and sales  of  commodity
interests pursuant to this Agreement shall be for the account and at the risk of the Partnership and not for the account or at the risk of the Trading Manager or any of its partners, directors, officers, employees, or any other person, if any, who controls the Trading
Manager within the meaning of the Act. All brokerage commissions arising from the trading by the Trading
Manager shall be for the account of the Partnership, but shall only be charged against the assets of the Partnership managed by the Trading Manager.

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

          4.   Trading Manager Independent

          For  all  purposes  of  this  Agreement,  the
Trading  Manager shall be deemed to be  an  independent
contractor   and  shall,  unless  otherwise   expressly
provided herein or authorized, have no authority to act
for or represent the Partnership or General Partner  in
any  way  or  otherwise  be  deemed  an  agent  of  the
Partnership  or  General  Partner.   Nothing  contained
herein  shall  be deemed to require the Partnership  or
General  Partner  to take any action  contrary  to  the
Limited  Partnership  Agreement,  the  Certificate   of
Limited Partnership of the Partnership as from time  to
time   in   effect   (the   "Certificate   of   Limited
Partnership"),  or  any  applicable  law  or  rule   or
regulation of any regulatory body, exchange, or  board.
Nothing  herein contained shall constitute the  Trading
Manager and any other trading manager or managers for the Partnership, the General Partner, or other member partnerships of the Cornerstone Funds or their trading managers as members of any partnership, joint venture, association, syndicate, or other entity, or be deemed to confer on any of them any express, implied, or apparent authority to incur any obligation or liability on behalf of any other.

          5.    Apportionment of Funds to  the  Trading
Manager

          Effective  as  of the close  of  business  on
April    , 1997 the General Partner will reallocate the
Partnership's Net Assets. The trading manager initially
will   be   allocated   approximately   20%   of    the
partnership's  Net  Assets effective  as  of  the  date
hereof, although the exact amount of the allocation  is
in  the discretion of the General Partner.  The general
partner  agrees to apportion approximately 20%  of  the
proceeds  from  any  exchanges  (as  defined   in   the
prospectus) to the trading manager, although the  exact
amount  of the allocation is in the discretion  of  the
General Partner.  However, the General Partner may,  in
its  absolute discretion, reapportion the funds of  the
Partnership   among  the  trading  managers   for   the
Partnership (including the Trading Manager)  when   (i)
an   additional  or  replacement  trading  manager   or
managers are designated for the Partnership by the

          General Partner pursuant to Section 3 hereof;
(ii)   a   trading  manager  for  the  Partnership   is
terminated; (iii) there is a 35% decline in  the  value
of  the Managed Net Assets (as defined in Section  7(c)
hereof)  of  the Trading Manager or any  other  trading
manager   for   the  Partnership  during   any   twelve
consecutive month period (after adding back the  amount
of    distributions,   redemptions,    exchanges,    or
reapportionments charged to such Managed Net Assets and
subtracting  increases in such Managed Net Assets  from
Units   acquired  by  purchase  or  exchange  or   from
reapportionments among trading managers during the relevant portion of such twelve consecutive month period); (iv) a fiscal year or "incentive period" (as defined in Section 7(a) hereof) of the Partnership ends; or (v) speculative position limits are exceeded or about to be exceeded in any one commodity by the Trading Manager or any other trading manager for the Partnership or any principal or affiliate thereof.

          6.   Commodity Broker

          The  Trading Manager shall place  orders  for
all   transactions  in  commodity  interests  for   the
Partnership's account through such commodity broker  or
brokers  as the General Partner shall direct.   At  the
present  time,  Dean Witter Reynolds Inc.,  a  Delaware
corporation  and  an affiliate of the  General  Partner
("Dean  Witter"),  shall act as  sole  broker  for  the
Partnership.   Accordingly,  the  Trading  Manager   is
hereby directed to place all orders for transactions in
commodity  interests  for  the  Partnership's   account
through  Dean  Witter until the General  Partner  shall
give  the  Trading  Manager  other  instructions.   The
General Partner shall provide the Trading Manager  with
copies  of brokerage statements.  Notwithstanding  that
Dean  Witter  shall  act as commodity  broker  for  the
Partnership,  the  Trading Manager may  execute  trades
through floor brokers other than those employed by Dean
Witter,  provided  such  floor  brokers  "give-up"   or
transfer the positions to Dean Witter in accordance with the provisions of, and at such rates as provided in, the "Give Up Billing Procedures" set forth in Exhibit C annexed hereto, or consistent with such other terms and conditions as shall be approved in advance by Dean Witter.

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

          If  this  Agreement is terminated on  a  date
other  than  the  end  of  an  incentive  period,   the
incentive fee described above shall be determined as if
such date were the end of an incentive period.  If this
Agreement is terminated on a date other than the end of
a  calendar  month, the management fee described  above
shall be determined as if such date were the end  of  a
month,  but  such fee shall be prorated  based  on  the
ratio  of  the  number of trading  days  in  the  month
through the date of termination to the total number  of
trading  days  in  the  month.   If  during  any  month
(including the month in which the Partnership commences trading operations) the Partnership does not conduct business operations, or suspends trading, or, as a result of an act or failure to act by the Trading
Manager, is otherwise unable to utilize the trading advice of the Trading Manager on any of the trading days of that period for any reason, the management fee described above shall be prorated based on the ratio of the number of trading days in the month on which the Partnership engaged in trading operations to the total number of trading days in the month. The management fee payable to the Trading Manager for the month in which the Partnership begins to receive trading advice from the Trading Manager pursuant to this Agreement shall be prorated based on the ratio of the number of trading days in the month from the day the Partnership begins to receive such trading advice to the total number of trading days in the month.

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

          (ii) the Trading Manager is unable to use its
trading  system or methods as in effect on the date  of
this  Agreement  and  as refined and  modified  in  the
future  with the written consent of the General Partner
for   the   benefit  of  the  Partnership;  (iii)   the
registration,  as  a  commodity  trading   advisor   or
otherwise, of the Trading Manager with the CFTC or  its
membership   in   the   NFA  is   revoked,   suspended,
terminated,  or  not  renewed or limited,  conditioned,
restricted or qualified in any respect; (iv) except  as
permitted  in  Section 14 hereof, the  Trading  Manager
merges  or  consolidates with, or  sells  or  otherwise
transfers   its  advisory  business,  or   all   or   a
substantial portion of its assets, any portion  of  its
commodity  trading systems or methods, or its  goodwill
to,  any individual or entity; (v) a decline in the Net
Asset  Value  of  a Unit, without taking  into  account
distributions,  if any, to less than  40%  of  the  Net
Asset  Value of a Unit on the date that the Partnership
commenced trading operations; (vi) a decline in the Net
Asset  Value of a Unit during any fiscal year  to  less
than  50%  of the Net Asset Value of a Unit as  of  the
beginning of such fiscal year of the Partnership; (vii)
a decline by 50% during any consecutive 12-month period
in  the  value of the Net Assets managed by the Trading
Manager (after adding back the amount of distributions,
redemptions, exchanges or reapportionments  charged  to
such  Net Assets and subtracting increases in such  Net
Assets   from  Units  acquired  by  Exchange  or   from
reapportionments  among  Trading  Managers  during  the
relevant  portion  of  such  twelve  consecutive  month
period); (viii) the Trading Manager violates any of the
Partnership's  trading policies or  any  administrative
policy  described  in writing to the  General  Partner,
except  with  the prior written consent of the  General
Partner;  or (ix) the Trading Manager fails to  perform
any  of  its  obligations under  this  Agreement.   The
indemnities set forth in Sections 9 and 10 hereof shall survive any termination of this Agreement.

          9.   Standard of Liability and Indemnity

          (a)   Subject  to Section 2 and  Sections  10
through   14  hereof,  the  Trading  Manager  and   its
partners,  directors, officers, employees, agents,  and
its  or  their respective successors and assigns  shall
not  be liable to the Partnership, the General Partner,
its stockholders, officers, directors, or employees, or
any  of  its or their respective successors or assigns,
except  by reason of acts of, or omissions due to,  bad
faith, misconduct, or
          negligence, or for not having acted  in  good
faith  in  the  reasonable belief  that  such  acts  or
omissions  were  in,  or  not  opposed  to,  the   best
interests  of  the  Partnership,  or  by  reason  of  a
material  breach of this Agreement, or by reason  of  a
breach   of  a  representation  or  warranty  in   this
Agreement.

          (b)   The Partnership and the General Partner
shall  indemnify, defend, and hold harmless the Trading
Manager,  its partners, directors, officers, employees,
and its or their respective successors and assigns from
and  against  all liabilities (including in  connection
with  the defense or settlement of claims) incurred  in
the  performance  of  the  services  required  by  this
Agreement,   provided  that  a   court   of   competent
jurisdiction  upon entry of final judgment  shall  find
(or,  if  no  final judgment is entered, an opinion  is
rendered  to  the  Partnership  by  independent   legal
counsel) to the effect that such liability was not the result of bad faith, misconduct, or negligence on the part of the indemnified person, or that the conduct by the indemnified person was done in the good faith belief that it was in, or not opposed to, the best interests of the Partnership.`

          (c)   The  Trading  Manager shall  indemnify,
defend,  and hold harmless the Partnership, the General
Partner,  its  stockholders, officers,  directors,  and
employees, or any of its or their respective successors
or  assigns, from and against all liabilities  incurred
as  a  result of the activities of the Trading Manager,
its  partners, directors, officers, employees,  agents,
or  its  or  their respective successors  and  assigns,
provided that such liability arises out of, or is based
upon,  conduct  by the Trading Manager or  any  of  its
partners,  directors, officers, employees,  agents,  or
its or their respective successors or assigns which  is
found  by a court of competent jurisdiction upon  entry
of final judgment (or, if no final judgment is entered,
by   an   opinion   rendered  to  the  Partnership   by
independent legal counsel) to be the result of bad faith, misconduct, or negligence, or conduct not done in the good faith belief that it was in, or not opposed to, the best interests of the Partnership.

          (d)  The indemnities provided in this Section
9  by  the Partnership and the General Partner  to  the
Trading  Manager and its partners, directors, officers,
employees,  and its or their respective successors  and
assigns  shall  be  inapplicable in the  event  of  any
liability arising out of, or based upon, any
          misrepresentation or material breach  of  any
warranty, covenant, or agreement of the Trading Manager
contained  in  this Agreement to the extent  caused  by
such event.  Likewise, the indemnities provided in this
Section  9  by  the Trading Manager to the Partnership,
the   General  Partner,  its  stockholders,   officers,
directors, and employees, and any of its or their respective successors and assigns shall be inapplicable in the event of (i) any liability arising out of, or based upon, any misrepresentation or material breach of any warranty, covenant, or agreement of the Partnership or the General Partner contained in this Agreement to the extent caused by such event or (ii) any event unrelated to the Trading Manager which occurred prior to the date of this Agreement.

          (e)    The  indemnifying  party's  right   to
control the defense of any demand, claim, lawsuit or action for which indemnity is to be sought under this
Section 9 and the requirements relating to notice form the indemnified party shall be the same as in Section
10(c) below.

          10.  Indemnification in Connection with the
               Registration Statement and the
               Prospectus

          (a)   The Partnership and the General Partner
shall  indemnify, defend, and hold harmless the Trading
Manager  from and against any losses, claims,  damages,
or  liabilities, joint or several, to which the Trading
Manager may become subject, under the Act or otherwise,
insofar as such losses, claims, damages, or liabilities
(or  actions in respect thereof) arise out of,  or  are
based  upon,  any  untrue  or misleading  statement  or
alleged  untrue or misleading statement of any material
fact  contained  in  the  Registration  Statement,  the
Prospectus, or any amendment or supplement thereto,  or
any related preliminary prospectus, or arise out of, or
are based upon, the omission or the alleged omission to
state  therein a material fact required  to  be  stated
therein or necessary to make the statements therein (in
the   case   of  the  Prospectus,  in  light   of   the
circumstances   under  which  they   were   made)   not
misleading; provided, however, that the Partnership and
the  General  Partner shall not be liable in  any  such
case  to  the extent that any such loss, claim, damage,
or  liability  arises out of, or  is  based  upon,  any
untrue  or misleading statement or omission or  alleged
untrue or misleading statement or omission made in  any
of such documents in reliance upon, and in conformity
          with,    information   furnished    to    the
Partnership  or  the General Partner or  any  of  their
agents  by or on behalf of the Trading Manager  or  its
agents.   The Partnership and the General Partner  also
shall  reimburse any legal or other expenses, including
reasonable attorneys' fees, reasonably incurred by  the
Trading  Manager  in connection with  investigating  or
defending any loss, claim, damage, liability, or action
covered  by  this indemnity agreement.   The  indemnity
agreement in this subsection (a) shall be in addition to any liability which the Partnership and the General
Partner may otherwise have and shall extend, upon the same terms and conditions, to each officer, director, and employee of the Trading Manager and to each person, if any, who controls the Trading Manager within the meaning of the Act.

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

          (c)  Promptly after receipt by an indemnified
party  under this Section of notice of the commencement
of  any action, the indemnified party shall notify  the
indemnifying  party of the commencement  thereof  if  a
claim  in  respect  thereof is to be made  against  the
indemnifying party under this Section; but the omission
so  to  notify the indemnifying party shall not relieve
the  indemnifying  party from any liability  which  the
indemnifying  party may have to any  indemnified  party
under  this  Section (except where such omission  shall
have  materially prejudiced the indemnifying party)  or
otherwise than under this Section.  In case any  action
is  brought  against  any indemnified  party,  and  the
indemnified  party notifies the indemnifying  party  of
the  commencement thereof, the indemnifying party shall
be  entitled to participate therein and, to the  extent
that the indemnifying party may wish, jointly with  any
other  indemnifying party similarly notified, to assume
the defense thereof, with legal counsel satisfactory to
the  indemnified  party,  and  after  notice  from  the
indemnifying  party  to the indemnified  party  of  the
indemnifying party's election so to assume the  defense
thereof, the indemnifying party shall not be liable  to
the  indemnified party under this Section for any legal
or   other  expenses  subsequently  incurred   by   the
indemnified  party  in  connection  with  the   defense
thereof  other  than reasonable costs of investigation.
Notwithstanding any other provision of this Section, if
in  any  claim  as  to which indemnify  is  or  may  be
available  any indemnified party reasonably  determines
that  its interests are or may be adverse, in whole  or
in  part, to the interests of the indemnifying party or
that  there  may  be legal defenses  available  to  the
indemnified  party  which  are  conflicting  with   the
defenses  available  to  the  indemnifying  party,  the
indemnified party may retain its own legal  counsel  in
connection   with  such  claim,  in  which   case   the
indemnified part shall be responsible for any legal or any other expenses, including reasonable attorneys' fees, incurred by or on behalf of it in connection with investigating or defending such claim.

          11.  Right to Advise Others and Uniformity of
Acts and Practices

          (a)   The Trading Manager is engaged  in  the
business  of advising investors as to the purchase  and
sale  of commodity interests.  During the term of  this
Agreement, subject to Section 11(c) hereof, the Trading
Manager  and its principals and affiliates may or  will
be  advising other investors (including their officers,
directors,  and  employees and  their  families,  their
principals  and  affiliates,  and  partners,  officers,
directors,   and  employees  of  such  principals   and
affiliates  and their families) and trading  for  their
accounts.   However, under no circumstances  shall  the
Trading  Manager or any of its principals or affiliates
by  any act or omission knowingly or deliberately favor
any  account advised or managed by the Trading  Manager
or any of its principals or affiliates over the account
of  the Partnership in any way or manner (other than by
charging different management and/or incentive fees) or
employ  a trading system, method, or strategy on behalf
of  any other account advised or managed by the Trading
Manager or any of its principals or affiliates which is
materially different from the trading system, method or
strategy  employed by the Trading Manager on behalf  of
the  Partnership's  account  unless:  (i)  the  Trading
Manager  has first offered to employ such other system,
method,  or  strategy  on behalf of  the  Partnership's
account  and the General Partner has expressly declined
such  offer  in  writing, or (ii)  the  above-mentioned
trading system, method, or strategy is only offered  to
a specific client (for whom the trading system, method,
or  strategy  was  customized) and is  not  offered  to
clients  in the Trading Manager's Disclosure  Document.
The  General Partner agrees to respond promptly to such
requests.   The Trading Manager and its principals  and
affiliates  agree  to  treat  the  Partnership   in   a
fiduciary   capacity  to  the  extent   recognized   by
applicable  law,  but,  subject to  that  standard  and
Section  11(c)  hereof,  the Trading  Manager  and  its
principals  and affiliates shall be free to advise  and
manage  accounts for other investors and shall be  free
to  trade  on the basis of the same trading  system  or
other  methods  or strategies employed by  the  Trading
Manager  for the account of the Partnership, or trading
systems,  methods,  or strategies  which  are  entirely
independent  of, or materially different from  (if  the
General  Partner  has  expressly  declined  such  offer
pursuant to the preceding sentence), those employed for
the  account of the Partnership, and shall be  free  to
compete  for  the  same  commodity  interests  as   the
Partnership or to
          take  positions opposite to the  Partnership,
where  such  actions do not knowingly  or  deliberately
favor  any  of  such accounts over the account  of  the
Partnership.   At  the request of the General  Partner,
the  Trading Manager shall use its best efforts to make
available  for  inspection and copying by  the  General
Partner  copies  of the normal monthly, quarterly,  and
annual   (as   the  case  may  be)  reports   sent   to
participants  in  commodity pools (without  identifying
such participants) for which the Trading Manager or any
of  its  principals or affiliates acts as  a  commodity
trading advisor and similar information with respect to
any other accounts of theirs with respect to which such
reports  are  not  required to be  delivered.   At  the
request of the General Partner, the Trading Manager and
its principals and affiliates shall provide the General
Partner with a written explanation, acceptable  to  the
General Partner, of material differences in performance
between  the  Partnership's  account  and  such   other
accounts.

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

          12.   Additional Undertakings by the  Trading
Manager

          The  Trading Manager warrants and agrees that
neither  the  Trading Manager nor any of its  partners,
officers, directors, employees, principals, affiliates,
or  any  of  the  officers,  directors,  employees,  or
stockholders  of  such principals or  affiliates  shall
knowingly use or distribute the Certificate of  Limited
Partnership,  any  amendment  thereto,  or   any   list
excerpted  or complied therefrom containing  the  names
and/or    residence   addresses   of,   and/or    other
biographical information about, the limited partners of the Partnership for the purpose of soliciting any such person for a commodity pool or commodity trading program similar in nature to the Partnership.

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
               Attn:  C. Robert Paul, III, Esq.

                          and

               Cadwalader, Wickersham & Taft
               100 Maiden Lane
               New York, New York  10038
               Attn:  Edwin L. Lyon, Esq.

          if to the Trading Manager:

               Northfield Trading L.P.
               3333 S. Wadsworth Boulevard, Suite D-318
               Lakewood, Colorado 80227
               Attn:  Douglas Bry
               and with a copy to:

               David Novick, Esq.
               Katten Muchin & Zavis
               525 W. Monroe, #1600
               Chicago, IL  60606

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

                DEAN WITTER CORNERSTONE FUND II

                By: Demeter Management Corporation,
                          General Partner


                By: /s/ Mark J. Hawley_______
                     Mark J. Hawley, President

                DEMETER MANAGEMENT CORPORATION


                By: /s/ Mark J. Hawley _______
                     Mark J. Hawley, President

                NORTHFIELD TRADING L.P.


                By: /s/Douglas Bry____________
                Name:  Douglas Bry
                Title:  President

                                              EXHIBIT A

                 TRADING AUTHORIZATION

Northfield Trading L.P.
3333 S. Wadsworth Boulevard, Suite D-318
Lakewood, Colorado 80227


Dear Sirs:

          Dean  Witter Cornerstone Fund II, a New  York
limited  partnership (the "Partnership"),  does  hereby
make,  constitute, and appoint Northfield Trading  L.P.
(the "Trading Manager") as the Partnership's agent  and
attorney-in-fact   to  purchase  and   sell   commodity
interests  to  be cleared through Dean Witter  Reynolds
Inc.,  as  commodity  broker, as described  in  and  in
accordance  with the terms of the Management  Agreement
dated  as  of  April    , 1997 among  the  Partnership,
Demeter Management Corporation and the Trading Manager, until further notice to the Trading Manager.

          This authorization shall terminate and be null, void, and of no further effect simultaneously with the termination of the said Management Agreement.

                Very truly yours,

                DEAN WITTER CORNERSTONE FUND II

                By:  Demeter Management Corporation,
                       General Partner


                By:_________________________________
                                     Mark J. Hawley

Dated:  April    , 1997

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

<page

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

    Cornerstone
    Funds




    December 31, 1997
    Annual Report


                                                                 LOGO

DEAN WITTER
Two World Trade Center
62nd Floor
New York, NY 10048
Telephone (212) 392-8899

DEAN WITTER CORNERSTONE FUNDS
ANNUAL REPORT
1997

Dear Limited Partner:

This marks the thirteenth annual report for Cornerstone Funds II and III and the eleventh for Cornerstone Fund IV. The Net Asset Value per Unit for each of the three Cornerstone Funds on December 31, 1997 was as follows:

                                                                                         % CHANGE
       FUNDS                              N.A.V.                                         FOR YEAR
       -----                             ---------                                       --------
Cornerstone Fund II                      $3,724.92                                         18.0%
Cornerstone Fund III                     $2,993.52                                         10.2%
Cornerstone Fund IV                      $4,435.47                                         38.4%

CORNERSTONE FUND IV, the currency fund, recorded strong gains during January from a significant rise in the value of the U.S. dollar. As a result, profits were recorded from short positions in the Japanese yen, Swiss and French francs, as well as the German mark. During February, a continued strengthening in the value of the U.S. dollar resulted in significant profits from short positions in the Singapore dollar, most European currencies and the Japanese yen. Gains were also recorded during March as the U.S. dollar continued to move higher versus most Asian currencies. Smaller profits were recorded from short positions in the Singapore dollar and Japanese yen. Fund IV also benefited from a strengthening in the value of the Malaysian ringgit.

A continued decline in the value of the Japanese yen relative to the U.S. dollar resulted in additional profits during April. Smaller gains were recorded from short Singapore dollar and French franc positions. Losses were recorded during May due primarily to short positions in the Singapore dollar and Japanese yen as the value of these currencies reversed higher early in the month. Smaller losses were recorded from long Japanese yen positions established mid-month, as the value of the yen decreased during late May. Fund IV recorded gains during June from long Japanese yen positions established in late May as the value of the yen moved higher versus the U.S. dollar.

Significant gains were recorded during July from short positions in the German mark, New Zealand and Singapore dollars. Smaller profits were recorded from short positions in the French franc and Malaysian ringgit. Fund IV recorded gains during August due primarily to the Asian currency crisis, thus resulting in profits from short positions in the Malaysian ringgit and Singapore dollar. During September, a continued decline in the value of the Malaysian ringgit and Singapore dollar resulted in profits. Smaller gains were recorded from long positions in the Norwegian krone and German mark as the value of these currencies increased versus the U.S. dollar.

Fund IV recorded gains during October from short positions in the Singapore and Australian dollars, as the value of the U.S. dollar strengthened versus these Pacific Rim currencies. Smaller profits were recorded from long British pound positions as its value moved higher late in the month. Fund IV recorded strong profits during November from short positions in Pacific Rim currencies as the value of the Japanese yen, Singapore dollar, Malaysian ringgit and Australian dollar weakened relative to the U.S. dollar due to economic uncertainty in the Asian financial markets. As the economic turmoil in the Far East continued during December, significant profits were recorded from short positions in Pacific Rim currencies, particularly the Singapore dollar, Malaysian ringgit and Australian dollar.

CORNERSTONE FUND II, a diversified fund, recorded gains during January from a strengthening in the value of the U.S. dollar relative to the Japanese yen and German mark. Additional profits were recorded as gold prices declined to their lowest levels in over three years. Profits were recorded during February due to the continued strengthening in the value of the U.S. dollar relative to most major world currencies. Additional gains were recorded from an upward trend in coffee prices, as well as a downward move in gas and oil prices. Fund II recorded gains during March as the value of the U.S. dollar continued to strengthen versus the

Japanese yen and Singapore dollar. Additional gains were experienced from a continued upward move in coffee prices.

Losses were experienced during April from short positions in interest rate futures markets as domestic bond prices rallied late in the month after showing signs of trending lower previously. Smaller losses were experienced from long corn futures positions as prices in this market moved lower. In May, losses were experienced from transactions involving the Japanese yen and Singapore dollar. Smaller losses were recorded in the energy markets as oil prices moved in a short-term volatile pattern. These losses were partially offset by gains recorded from continued strengthening in coffee prices, as well as global stock index futures prices. Fund II recorded losses during June as coffee prices reversed sharply lower, thus giving back a portion of previous months' profits. Additional losses were experienced from trading crude oil futures as oil prices continued to move without consistent direction.

Significant gains were recorded during July from long U.S., Japanese and Australian bond futures positions as global interest rate futures prices trended higher. Additional gains were recorded in currencies from short positions in the German mark and Swiss franc as the value of these currencies decreased relative to the U.S. dollar. Small losses were experienced during August as gains recorded from short positions in the Malaysian ringgit and Singapore dollar were more than offset by losses experienced from long positions in U.S. and European interest rate futures as prices in these markets moved lower after trending higher previously. During September, Fund II recorded losses from trendless price movement in coffee, sugar and cocoa futures. Additional losses were experienced in the energy and agricultural markets as prices in these markets also moved without consistent direction. Smaller losses were experienced from transactions involving the Swiss franc, British pound and Japanese yen.

Fund II recorded profits during October from long positions in the British pound as its value increased relative to the U.S. dollar, and from short positions in the Singapore and Australian dollars as the value of the U.S. dollar strengthened versus these Pacific Rim currencies. Smaller gains were recorded from long positions in corn and soybean oil futures. Gains were recorded during November from short positions in the Japanese yen, Australian dollar and Malaysian ringgit as the value of these currencies declined versus the U.S. dollar due to economic uncertainty in Asia. Short gold futures positions resulted in smaller profits as gold prices broke below $300 an ounce for the first time in over twelve years. Fund II recorded significant gains during December from short positions in most Pacific Rim currencies, particularly the Japanese yen and Singapore dollar, as the economic turmoil in the Far East continued. Smaller profits were recorded from short crude oil futures positions as prices declined on news of increased supplies.

CORNERSTONE FUND III, also a diversified Fund, recorded profits during January due primarily to an increase in coffee prices during the month. Additional profits were recorded from a strengthening in the value of the U.S. dollar versus most major European currencies and the Japanese yen. In February, Fund III recorded significant gains as increasing price trends in coffee and the U.S. dollar continued throughout the month. As a result, profits were recorded from long coffee futures positions, as well as short positions in the Swiss franc, German mark and Japanese yen. Performance during March resulted in losses as many of the markets that produced gains during January and February experienced trend reversals and choppy price movement. The most significant losses were recorded in the currency markets as the value of most European currencies reversed higher relative to the U.S. dollar.

Fund III recorded losses during April as trendless price movement that began in March continued. The most significant losses were recorded from short positions in U.S. interest rate futures. Smaller losses were recorded in the currency, metals and agricultural markets. In May, gains were recorded from a continued upward trend in coffee prices. Additional gains were recorded from an increase in copper and zinc prices. Fund III recorded gains in June as the value of the Japanese yen moved higher versus the U.S. dollar. Additional profits were recorded from long global stock index futures positions as global equity prices trended higher.

During July, profits were recorded from long positions in global interest rate futures as Australian, U.S. and European bond futures prices trended higher. Additional gains were recorded from short European currency positions as the U.S. dollar again strengthened. A sharp trend reversal in global interest rate futures prices during August resulted in a give back of a portion of July's profits. Additional losses were experienced in the currency markets as the value of most European currencies reversed higher relative to the U.S. dollar. September was profitable as international bond futures prices moved higher, thus resulting in gains for long positions. Smaller gains were recorded from a dramatic increase in natural gas futures prices during the month.

During October, trend reversals in the value of the Mexican peso, as well as in global interest rate futures prices, resulted in losses for Fund III. Smaller losses were experienced from long positions in Australian stock index futures and silver futures. Fund III recorded profits during November from short Japanese yen positions as its value moved sharply lower amid concerns over Asian economic stability. Additional currency gains were recorded from long British pound positions as its value moved higher on news of an interest rate increase in Great Britain. Gains were also recorded from short gold futures positions as gold prices broke below $300 an ounce for the first time in over twelve years. In December, profits were recorded by Fund III from short positions in crude and heating oil futures as prices declined on reports of increasing inventories. Smaller gains were recorded from long silver futures positions as prices moved higher, and from short positions in gold futures as gold prices continued to drop below $290 an ounce.

Each of the three Cornerstone Funds recorded profits for the year primarily by taking advantage of price trends in the currency markets during January and February, as well as in the fourth quarter. Cornerstone Funds II and III also profited from long global interest rate futures positions during July as prices in these markets made a strong upward move. These gains, coupled with smaller gains from trading gold futures as gold prices declined late in the year, as well as the Trading Advisors' ability to limit losses from trend reversals and choppy price movement in the middle of the year, contributed to each of the Fund's success in 1997. Effective March 1, 1997, Abacus Trading Corporation ("Abacus") was removed as a Trading Advisor to Cornerstone Fund II. All assets formally managed by Abacus were allocated to Northfield Trading L.P. ("Northfield") during April. We believe Fund II has benefited from this mix of advisors, and will continue to do so given the opportunity for trending market conditions.

Since their inception in 1985, Cornerstone Funds II and III have increased by 282.0% (a compound annualized return of 10.8%), and 207.0% (a compound annualized return of 9.0%) respectively. Since its inception in 1987, Cornerstone Fund IV has increased by 354.9% (a compound annualized return of 15.1%).

Should you have any questions concerning this report, please feel free to contact Demeter Management Corporation at Two World Trade Center, 62nd Floor, New York, NY 10048, or your Dean Witter Account Executive.

I hereby affirm, that to the best of my knowledge and belief, the information contained in this report is accurate and complete. Past performance is not a guarantee of future results.

    Sincerely,

    LOGO
    Mark J. Hawley
    President
    Demeter Management Corporation
    General Partner

DEAN WITTER CORNERSTONE FUNDS
INDEPENDENT AUDITORS' REPORT

The Limited Partners and the General Partner of
Dean Witter Cornerstone Fund II
Dean Witter Cornerstone Fund III
Dean Witter Cornerstone Fund IV:

We have audited the accompanying statements of financial condition of Dean Witter Cornerstone Fund II, Dean Witter Cornerstone Fund III and Dean Witter Cornerstone Fund IV (collectively, the "Partnerships") as of December 31, 1997 and 1996 and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Dean Witter Cornerstone Fund II, Dean Witter Cornerstone Fund III and Dean Witter Cornerstone Fund IV as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

LOGO

February 17, 1998
New York, New York

DEAN WITTER CORNERSTONE FUND II
STATEMENTS OF FINANCIAL CONDITION

                                                       DECEMBER 31,
                                                   ---------------------
                                                      1997       1996
                                                   ---------- ----------
                                                       $          $
                                 ASSETS
 Equity in Commodity futures trading
  accounts:
  Cash                                             29,293,294 28,509,266
  Net unrealized gain on open contracts             2,003,679  1,316,434
                                                   ---------- ----------
  Total Trading Equity                             31,296,973 29,825,700
 Interest receivable (DWR)                            106,167     97,815
 Due from DWR                                          27,883    123,327
                                                   ---------- ----------
  Total Assets                                     31,431,023 30,046,842
                                                   ========== ==========
                   LIABILITIES AND PARTNERS' CAPITAL
 LIABILITIES
 Accrued incentive fees                               618,270    316,750
 Redemptions payable                                  199,022    442,706
 Accrued management fees                              104,350     99,352
 Common administrative expenses payable                21,640     52,339
 Accrued brokerage commissions (DWR)                      --      83,967
 Accrued transaction fees and costs                       --       5,558
                                                   ---------- ----------
  Total Liabilities                                   943,282  1,000,672
                                                   ---------- ----------
 PARTNERS' CAPITAL
 Limited Partners (7,967.401 and 8,987.942 Units,
   respectively)                                   29,677,943 28,360,195
 General Partner (217.400 Units)                      809,798    685,975
                                                   ---------- ----------
  Total Partners' Capital                          30,487,741 29,046,170
                                                   ---------- ----------
  Total Liabilities and Partners'
    Capital                                        31,431,023 30,046,842
                                                   ========== ==========
 NET ASSET VALUE PER UNIT                            3,724.92   3,155.36
                                                   ========== ==========

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                  1997       1996        1995
                                --------- ----------  ----------
                                    $         $           $
REVENUES
Trading Profit (Loss):
 Realized                       6,363,803  7,321,679  11,081,716
 Net change in unrealized         687,245 (2,051,673)   (947,973)
                                --------- ----------  ----------
  Total Trading Results         7,051,048  5,270,006  10,133,743
Interest income (DWR)           1,228,298  1,179,784   1,471,022
                                --------- ----------  ----------
  Total Revenues                8,279,346  6,449,790  11,604,765
                                --------- ----------  ----------
EXPENSES
Brokerage commissions (DWR)     1,383,112  1,719,932   1,864,093
Management fees                 1,159,248  1,167,223   1,307,872
Incentive fees                    650,800    329,590     381,720
Transaction fees and costs        128,692    170,971     160,238
Common administrative expenses     41,330     14,612       8,183
                                --------- ----------  ----------
  Total Expenses                3,363,182  3,402,328   3,722,106
                                --------- ----------  ----------
NET INCOME                      4,916,164  3,047,462   7,882,659
                                ========= ==========  ==========
NET INCOME ALLOCATION:
Limited Partners                4,792,341  2,976,870   7,753,763
General Partner                   123,823     70,592     128,896
NET INCOME PER UNIT:
Limited Partners                   569.56     324.71      592.90
General Partner                    569.56     324.71      592.90


   The accompanying notes are an integral part of these financial statements.

DEAN WITTER CORNERSTONE FUND III
STATEMENTS OF FINANCIAL CONDITION

                                                         DECEMBER 31,
                                                     ----------------------
                                                        1997        1996
                                                     ----------  ----------
                                                         $           $
                                  ASSETS
 Equity in Commodity futures trading
  accounts:
  Cash                                               39,762,715  40,587,011
  Net unrealized gain on open contracts               1,938,295   2,580,803
  Net option premiums                                  (158,765)   (291,412)
                                                     ----------  ----------
  Total Trading Equity                               41,542,245  42,876,402
 Interest receivable (DWR)                              145,100     138,367
 Due from DWR                                            94,981     122,701
                                                     ----------  ----------
  Total Assets                                       41,782,326  43,137,470
                                                     ==========  ==========
                    LIABILITIES AND PARTNERS' CAPITAL
 LIABILITIES
 Redemptions payable                                    429,759     680,730
 Accrued management fees                                138,480     142,387
 Common administrative expenses payable                  99,713     137,548
 Accrued brokerage commissions (DWR)                        --      129,098
 Accrued transaction fees and costs                         --       12,349
                                                     ----------  ----------
  Total Liabilities                                     667,952   1,102,112
                                                     ----------  ----------
 PARTNERS' CAPITAL
 Limited Partners (13,352.334 and 15,097.603 Units,
   respectively)                                     39,970,539  40,997,752
 General Partner (382.103 Units)                      1,143,835   1,037,606
                                                     ----------  ----------
  Total Partners' Capital                            41,114,374  42,035,358
                                                     ----------  ----------
  Total Liabilities and Partners'
    Capital                                          41,782,326  43,137,470
                                                     ==========  ==========
 NET ASSET VALUE PER UNIT                              2,993.52    2,715.51
                                                     ==========  ==========

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                  1997        1996        1995
                                ---------  ----------  ----------
                                    $          $           $
REVENUES
Trading Profit (Loss):
 Realized                       7,439,669   8,925,181  14,260,042
 Net change in unrealized        (642,508) (2,997,491)    561,437
                                ---------  ----------  ----------
  Total Trading Results         6,797,161   5,927,690  14,821,479
Interest income (DWR)           1,786,271   1,657,400   2,061,461
                                ---------  ----------  ----------
  Total Revenues                8,583,432   7,585,090  16,882,940
                                ---------  ----------  ----------
EXPENSES
Brokerage commissions (DWR)     2,294,914   2,772,496   3,499,743
Management fees                 1,728,062   1,629,715   1,828,013
Transaction fees and costs        229,570     379,973     502,332
Common administrative expenses     69,344      24,702      21,158
                                ---------  ----------  ----------
  Total Expenses                4,321,890   4,806,886   5,851,246
                                ---------  ----------  ----------
NET INCOME                      4,261,542   2,778,204  11,031,694
                                =========  ==========  ==========
NET INCOME ALLOCATION:
Limited Partners                4,155,313   2,699,171  10,824,963
General Partner                   106,229      79,033     206,731
NET INCOME PER UNIT:
Limited Partners                   278.01      206.83      541.04
General Partner                    278.01      206.83      541.04


   The accompanying notes are an integral part of these financial statements.

DEAN WITTER CORNERSTONE FUND IV
STATEMENTS OF FINANCIAL CONDITION

                                                          DECEMBER 31,
                                                     ----------------------
                                                        1997        1996
                                                     ----------- ----------
                                                          $          $
                                  ASSETS
 Equity in Commodity futures trading
  accounts:
  Cash                                               119,181,131 91,656,399
  Net unrealized gain on open contracts                1,815,112  5,330,520
                                                     ----------- ----------
  Total Trading Equity                               120,996,243 96,986,919
 Interest receivable (DWR)                               382,307    305,391
                                                     ----------- ----------
  Total Assets                                       121,378,550 97,292,310
                                                     =========== ==========
                     LIABILITIES AND PARTNERS' CAPITAL
 LIABILITIES
 Incentive fees payable                                1,594,371        --
 Redemptions payable                                     899,127  1,269,513
 Accrued management fees                                 403,011    322,552
 Common administrative expenses payable                   72,297    126,007
 Accrued brokerage commissions (DWR)                         --      74,340
 Accrued transaction fees and costs                          --       3,654
                                                     ----------- ----------
  Total Liabilities                                    2,968,806  1,796,066
                                                     ----------- ----------
 PARTNERS' CAPITAL
 Limited Partners (26,057.228 and 29,160.287 Units,
   respectively)                                     115,575,973 93,448,822
 General Partner (638.889 Units)                       2,833,771  2,047,422
                                                     ----------- ----------
  Total Partners' Capital                            118,409,744 95,496,244
                                                     ----------- ----------
  Total Liabilities and Partners'
    Capital                                          121,378,550 97,292,310
                                                     =========== ==========
 NET ASSET VALUE PER UNIT                               4,435.47   3,204.66
                                                     =========== ==========

STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                      1997              1996             1995
                                   ----------        ----------       ----------
                                       $                 $                $
REVENUES
Trading Profit (Loss):
 Realized                          42,691,318        10,304,825       27,041,974
 Net change in unrealized          (3,515,408)        5,260,377         (198,148)
                                   ----------        ----------       ----------
  Total Trading Results            39,175,910        15,565,202       26,843,826
Interest income (DWR)               4,200,571         3,924,420        4,912,698
                                   ----------        ----------       ----------
  Total Revenues                   43,376,481        19,489,622       31,756,524
                                   ----------        ----------       ----------
EXPENSES
Management fees                     4,287,974         3,904,737        4,575,372
Brokerage commissions (DWR)         2,656,715         3,781,486        2,776,225
Incentive fees                      1,594,371               --               --
Transaction fees and costs            171,578           222,993          168,718
Common administrative expenses        134,041            47,685           39,890
                                   ----------        ----------       ----------
  Total Expenses                    8,844,679         7,956,901        7,560,205
                                   ----------        ----------       ----------
NET INCOME                         34,531,802        11,532,721       24,196,319
                                   ==========        ==========       ==========
NET INCOME ALLOCATION:
Limited Partners                   33,745,453        11,297,656       23,857,922
General Partner                       786,349           235,065          338,397
NET INCOME PER UNIT:
Limited Partners                     1,230.81            367.93           529.66
General Partner                      1,230.81            367.93           529.66


   The accompanying notes are an integral part of these financial statements.

DEAN WITTER CORNERSTONE FUNDS

STATEMENT OF CHANGES IN PARTNERS' CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                              UNITS OF
                             PARTNERSHIP    LIMITED     GENERAL
                              INTEREST     PARTNERS     PARTNER     TOTAL
                             -----------  -----------  --------- -----------
                                               $           $          $
DEAN WITTER CORNERSTONE FUND II
Partners' Capital, December
31, 1994                     14,019.450    30,885,515    486,487  31,372,002
Offering of Units                70.020       178,837        --      178,837
Net Income                          --      7,753,763    128,896   7,882,659
Redemptions                  (3,198.372)   (8,604,610)       --   (8,604,610)
                             ----------   -----------  --------- -----------
Partners' Capital, December
31, 1995                     10,891.098    30,213,505    615,383  30,828,888
Offering of Units                56.043       155,468        --      155,468
Net Income                          --      2,976,870     70,592   3,047,462
Redemptions                  (1,741.799)   (4,985,648)       --   (4,985,648)
                             ----------   -----------  --------- -----------
Partners' Capital, December
31, 1996                      9,205.342    28,360,195    685,975  29,046,170
Offering of Units                94.328       314,932        --      314,932
Net Income                          --      4,792,341    123,823   4,916,164
Redemptions                  (1,114.869)   (3,789,525)       --   (3,789,525)
                             ----------   -----------  --------- -----------
Partners' Capital,
December 31, 1997             8,184.801    29,677,943    809,798  30,487,741
                             ==========   ===========  ========= ===========
DEAN WITTER CORNERSTONE FUND III
Partners' Capital, December
31, 1994                     23,887.701    46,250,611    751,842  47,002,453
Offering of Units                25.778        49,000        --       49,000
Net Income                          --     10,824,963    206,731  11,031,694
Redemptions                  (5,198.558)  (11,133,473)       --  (11,133,473)
                             ----------   -----------  --------- -----------
Partners' Capital, December
31, 1995                     18,714.921    45,991,101    958,573  46,949,674
Offering of Units                 3.594         8,388        --        8,388
Net Income                          --      2,699,171     79,033   2,778,204
Redemptions                  (3,238.809)   (7,700,908)       --   (7,700,908)
                             ----------   -----------  --------- -----------
Partners' Capital, December
31, 1996                     15,479.706    40,997,752  1,037,606  42,035,358
Offering of Units                 1.841         5,000        --        5,000
Net Income                          --      4,155,313    106,229   4,261,542
Redemptions                  (1,747.110)   (5,187,526)       --   (5,187,526)
                             ----------   -----------  --------- -----------
Partners' Capital,
December 31, 1997            13,734.437    39,970,539  1,143,835  41,114,374
                             ==========   ===========  ========= ===========

   The accompanying notes are an integral part of these financial statements.

DEAN WITTER CORNERSTONE FUNDS

STATEMENT OF CHANGES IN PARTNERS' CAPITAL--(CONCLUDED)
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                              UNITS OF
                             PARTNERSHIP    LIMITED     GENERAL
                              INTEREST     PARTNERS     PARTNER     TOTAL
                             -----------  -----------  --------- -----------
                                               $           $          $
DEAN WITTER CORNERSTONE FUND IV
Partners' Capital, December
31, 1994                      47,632.891  108,418,306  1,473,960 109,892,266
Offering of Units                 77.319      212,691        --      212,691
Net Income                           --    23,857,922    338,397  24,196,319
Redemptions                  (11,165.696) (30,634,265)       --  (30,634,265)
                             -----------  -----------  --------- -----------
Partners' Capital, December
31, 1995                      36,544.514  101,854,654  1,812,357 103,667,011
Offering of Units                 37.715      108,665        --      108,665
Net Income                           --    11,297,656    235,065  11,532,721
Redemptions                   (6,783.053) (19,812,153)       --  (19,812,153)
                             -----------  -----------  --------- -----------
Partners' Capital, December
31, 1996                      29,799.176   93,448,822  2,047,422  95,496,244
Offering of Units                 57.083      223,794        --      223,794
Net Income                           --    33,745,453    786,349  34,531,802
Redemptions                   (3,160.142) (11,842,096)       --  (11,842,096)
                             -----------  -----------  --------- -----------
Partners' Capital,
December 31, 1997             26,696.117  115,575,973  2,833,771 118,409,744
                             ===========  ===========  ========= ===========



   The accompanying notes are an integral part of these financial statements.

DEAN WITTER CORNERSTONE FUND II
STATEMENTS OF CASH FLOWS

                                                     FOR THE YEARS
                                                         ENDED
                                                      DECEMBER 31,
                                            ----------------------------------
                                               1997        1996        1995
                                            ----------  ----------  ----------
                                                $           $           $
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                   4,916,164   3,047,462   7,882,659
Noncash item included in net income:
 Net change in unrealized                     (687,245)  2,051,673     947,973
(Increase) decrease in
  operating assets:
 Interest receivable (DWR)                      (8,352)      9,670      17,183
 Due from DWR                                   95,444     (97,802)     24,860
Increase (decrease) in
  operating liabilities:
 Accrued incentive fees                        301,520       9,183     307,567
 Accrued management fees                         4,998      (4,886)     (1,622)
 Common administrative expenses payable        (30,699)    (28,975)    (29,854)
 Accrued brokerage commissions (DWR)           (83,967)    (10,486)     13,185
 Accrued transaction fees
   and costs                                    (5,558)     (1,399)      1,237
                                            ----------  ----------  ----------
Net cash provided by operating activities    4,502,305   4,974,440   9,163,188
                                            ----------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Offering of units                              314,932     155,468     178,837
Increase (decrease) in redemptions payable    (243,684)    307,817    (251,210)
Redemptions of units                        (3,789,525) (4,985,648) (8,604,610)
                                            ----------  ----------  ----------
Net cash used for financing activities      (3,718,277) (4,522,363) (8,676,983)
                                            ----------  ----------  ----------
Net increase in cash                           784,028     452,077     486,205
Balance at beginning of period              28,509,266  28,057,189  27,570,984
                                            ----------  ----------  ----------
Balance at end of period                    29,293,294  28,509,266  28,057,189
                                            ==========  ==========  ==========


   The accompanying notes are an integral part of these financial statements.

DEAN WITTER CORNERSTONE FUND III
STATEMENTS OF CASH FLOWS

                                                     FOR THE YEARS
                                                         ENDED
                                                     DECEMBER 31,
                                           -----------------------------------
                                              1997        1996        1995
                                           ----------  ----------  -----------
                                               $           $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                  4,261,542   2,778,204   11,031,694
Noncash item included in net income:
 Net change in unrealized                     642,508   2,997,491     (561,437)
(Increase) decrease in
  operating assets:
 Net option premiums                         (132,647)    291,412          --
 Interest receivable (DWR)                     (6,733)     21,313       33,368
 Due from DWR                                  27,720       1,755       89,133
Increase (decrease) in
  operating liabilities:
 Accrued management fees                       (3,907)    (16,243)        (265)
 Common administrative expenses payable       (37,835)    (84,488)     (44,369)
 Accrued brokerage
   commissions (DWR)                         (129,098)    (37,030)     (34,476)
 Accrued transaction fees
   and costs                                  (12,349)     (8,629)       7,239
                                           ----------  ----------  -----------
Net cash provided by operating activities   4,609,201   5,943,785   10,520,887
                                           ----------  ----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Offering of units                               5,000       8,388       49,000
Increase (decrease) in
  redemptions payable                        (250,971)     41,381      (26,829)
Redemptions of units                       (5,187,526) (7,700,908) (11,133,473)
                                           ----------  ----------  -----------
Net cash used for financing activities     (5,433,497) (7,651,139) (11,111,302)
                                           ----------  ----------  -----------
Net decrease in cash                         (824,296) (1,707,354)    (590,415)
Balance at beginning of period             40,587,011  42,294,365   42,884,780
                                           ----------  ----------  -----------
Balance at end of period                   39,762,715  40,587,011   42,294,365
                                           ==========  ==========  ===========

   The accompanying notes are an integral part of these financial statements.

DEAN WITTER CORNERSTONE FUND IV
STATEMENTS OF CASH FLOWS

                                                   FOR THE YEARS
                                                       ENDED
                                                   DECEMBER 31,
                                        -------------------------------------
                                           1997         1996         1995
                                        -----------  -----------  -----------
                                             $            $            $
CASH FLOWS FROM
  OPERATING ACTIVITIES
Net income                               34,531,802   11,532,721   24,196,319
Noncash item included in net income:
 Net change in unrealized                 3,515,408   (5,260,377)     198,148
(Increase) decrease in operating
  assets:
 Interest receivable (DWR)                  (76,916)      59,356       69,406
Increase (decrease) in operating
  liabilities:
 Accrued incentive fee                    1,594,371          --           --
 Accrued management fees                     80,459      (26,487)     (22,567)
 Common administrative expenses payable     (53,710)    (141,781)     (89,342)
 Accrued brokerage commissions (DWR)        (74,340)      41,760       32,580
 Accrued transaction fees
   and costs                                 (3,654)       2,025        1,629
                                        -----------  -----------  -----------
Net cash provided by operating
  activities                             39,513,420    6,207,217   24,386,173
                                        -----------  -----------  -----------
CASH FLOWS FROM
  FINANCING ACTIVITIES
Offering of units                           223,794      108,665      212,691
Increase (decrease) in redemptions
  payable                                  (370,386)     224,709     (544,818)
Redemptions of units                    (11,842,096) (19,812,153) (30,634,265)
                                        -----------  -----------  -----------
Net cash used for financing activities  (11,988,688) (19,478,779) (30,966,392)
                                        -----------  -----------  -----------
Net increase (decrease) in cash          27,524,732  (13,271,562)  (6,580,219)
Balance at beginning of period           91,656,399  104,927,961  111,508,180
                                        -----------  -----------  -----------
Balance at end of period                119,181,131   91,656,399  104,927,961
                                        ===========  ===========  ===========


   The accompanying notes are an integral part of these financial statements.

DEAN WITTER CORNERSTONE FUNDS
NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION--Dean Witter Cornerstone Fund II, Dean Witter Cornerstone Fund III and Dean Witter Cornerstone Fund IV (individually, a "Partnership", or collectively, the "Partnerships") are limited partnerships organized to engage in the speculative trading of commodity futures contracts and forward contracts on foreign currencies. The general partner for each Partnership is Demeter Management Corporation ("Demeter"). Demeter is a wholly-owned subsidiary of Morgan Stanley, Dean Witter, Discover & Co. ("MSDWD").

On May 31, 1997, Morgan Stanley Group Inc. was merged with and into Dean Witter, Discover & Co. ("DWD"). At the time DWD changed its corporate name to Morgan Stanley, Dean Witter, Discover & Co. ("MSDWD").

Through July 31, 1997, the sole commodity broker for the Partnership's transactions was Dean Witter Reynolds Inc. ("DWR"), also a subsidiary of MSDWD. On July 31, 1997, DWR closed the sale of its institutional futures business and foreign currency trading operations to Carr Futures Inc. ("Carr"), a subsidiary of Credit Agricole Indosuez. Following the sale, Carr became the clearing commodity broker for the Partnerships' futures and futures options trades and the counterparty on the Partnerships' foreign currency trades. DWR serves as a non-clearing commodity broker for the Partnerships' with Carr providing all clearing services for the Partnerships' transactions.

Demeter is required to maintain a 1% minimum interest in the equity of each Partnership and income (losses) are shared by the General and Limited Partners based upon their proportional ownership interests.

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

DEAN WITTER CORNERSTONE FUNDS
NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

Assets do not include monies due the Partnership on forward contracts and other commodity interests, but not actually received.

NET INCOME (LOSS) PER UNIT--Net income (loss) per Unit is computed using the weighted average number of units outstanding during the period.

EQUITY IN COMMODITY FUTURES TRADING ACCOUNTS-- Each Partnerships' assets "Equity in Commodity futures trading accounts" consists of cash on deposit at DWR and Carr to be used as margin for trading, the net asset or liability related to unrealized gains or losses on open contracts and the net option premiums paid and/or received. The asset or liability related to the unrealized gains or losses on forward contracts is presented as a net amount in each period due to master netting agreements with DWR.

BROKERAGE COMMISSIONS AND RELATED TRANSACTION FEES AND COSTS--Brokerage commissions for each Partnership are accrued at 80% of DWR's published non-member rates on a half-turn basis. Related transaction fees and costs are accrued on a half-turn basis.

Through March 31, 1995, brokerage commissions were capped at 1% per month of the adjusted Net Assets allocated to each trading program employed by a Trading Advisor. From April 1, 1995 through August 31, 1996, the cap was reduced to 3/4 of 1%.

As of September 1, 1996, brokerage commissions and transaction fees chargeable to each Partnership have been capped at 13/20 of 1% per month of the Partnership's month end Net Assets (as defined in the Limited Partnership Agreement) applied on a per trading system basis, allocated to each such trading program.

OPERATING EXPENSES--Each Partnership has entered into an exchange agreement pursuant to which certain common administrative expenses (i.e., legal, auditing, accounting, filing fees and other related expenses) are shared by each of the Partnerships based upon the number of Units of each Partnership outstanding during the month in which such expenses are incurred. In addition, the Partnerships incur monthly management fees and may incur incentive fees. Demeter bears all other operating expenses.

INCOME TAXES--No provision for income taxes has been made in the accompanying financial statements, as partners are individually responsible for reporting income or loss based upon their respective share of each Partnership's revenues and expenses for income tax purposes.

DEAN WITTER CORNERSTONE FUNDS
NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

DISTRIBUTIONS--Distributions, other than on redemptions of Units, are made on a pro-rata basis at the sole discretion of Demeter. No distributions have been made to date.

REDEMPTIONS--Limited Partners may redeem some or all of their Units at 100% of the Net Asset Value per Unit as of the last day of any month upon fifteen days advance notice by redemption form to the General Partner.

EXCHANGES--Limited Partners may transfer their investment among the Partnerships (subject to certain restrictions outlined in the Limited Partnership Agreement) without paying additional charges.

DISSOLUTION OF THE PARTNERSHIP--Each Partnership will terminate on September 30, 2025 regardless of its financial condition at such time, upon a decline in Net Assets to less than $250,000, a decline in the Net Asset Value per Unit to less than $250, or under certain other circumstances defined in each Limited Partnership Agreement.

2. RELATED PARTY TRANSACTIONS

Each Partnership pays brokerage commissions to DWR on trades executed on its behalf as described in Note 1. Each Partnership's cash is on deposit with DWR in commodity trading accounts to meet margin requirements as needed. DWR pays interest on these funds as described in Note 1.

3. TRADING ADVISORS

Demeter, on behalf of each Partnership, retains certain commodity trading advisors to make all trading decisions for the Partnerships. The trading advisors for each Partnership as of December 31, 1997 were as follows:

Dean Witter Cornerstone Fund II
 Northfield Trading L.P.
 John W. Henry & Company, Inc. ("JWH")

Dean Witter Cornerstone Fund III
 Abraham Trading Co.
 Welton Investment Systems Corporation
 Sunrise Capital Management, Inc.

Dean Witter Cornerstone Fund IV
 John W. Henry & Company, Inc.
 Sunrise Capital Management, Inc.

DEAN WITTER CORNERSTONE FUNDS
NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

Compensation to the trading advisors by the Partnerships consists of a management fee and an incentive fee as follows:

MANAGEMENT FEE--The management fee is accrued at the rate of 1/3 of 1% per month of the Net Assets under management by each trading advisor at each month end.

INCENTIVE FEE--Each Partnership pays an annual incentive fee equal to 15% of the "New Appreciation" in Net Assets as of the end of each annual incentive period ending December 31, except for Dean Witter Cornerstone Fund IV, which pays incentive fees at the end of each annual incentive period ending May 31. Such incentive fee is accrued in each month in which "New Appreciation" occurs. In those months in which "New Appreciation" is negative, previous accruals, if any, during the incentive period will be reduced. In those instances in which a Limited Partner redeems an investment, the incentive fee (if earned through a redemption date) is to be paid on those redemptions to the trading advisor in the month of such redemption.

4. FINANCIAL INSTRUMENTS

The Partnerships trade futures and forward contracts in interest rates, stock indices, commodities, currencies, petroleum and precious metals. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility. At December 31, 1997 and 1996, open contracts were:

                                 CORNERSTONE II
                              ---------------------
                               CONTRACT OR NOTIONAL AMOUNT
                              -----------------------------
                                 1997       1996
                              ---------- ----------
                                  $          $
 EXCHANGE-TRADED CONTRACTS
 Financial Futures:
  Commitments to Purchase     30,057,000 18,287,000
  Commitments to Sell         13,539,000 70,723,000
 Commodity Futures:
  Commitments to Purchase      6,148,000  6,346,000
  Commitments to Sell         15,082,000 14,596,000
 Foreign Futures:
  Commitments to Purchase     25,543,000 57,075,000
  Commitments to Sell         20,799,000  8,798,000
 OFF-EXCHANGE-TRADED FORWARD
   CURRENCY CONTRACTS
  Commitments to Purchase     17,705,000 26,688,000
  Commitments to Sell         46,518,000 18,334,000

DEAN WITTER CORNERSTONE FUNDS
NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

                                                CORNERSTONE III
                                            -----------------------
                                              CONTRACT OR NOTIONAL AMOUNT
                                            -------------------------------
                                               1997        1996
                                            ----------- -----------
                                                 $           $
 EXCHANGE-TRADED CONTRACTS
 Financial Futures:
  Commitments to Purchase                    50,242,000 118,163,000
  Commitments to Sell                        21,172,000  59,405,000
  Options Written                                   --   18,613,000
 Commodity Futures:
  Commitments to Purchase                     8,055,000  17,683,000
  Commitments to Sell                        31,622,000  22,811,000
  Options Written                                   --   18,407,000
 Foreign Futures:
  Commitments to Purchase                    50,870,000  62,344,000
  Commitments to Sell                        42,064,000  22,390,000
 OFF-EXCHANGE-TRADED FORWARD CURRENCY CON-
   TRACTS
  Commitments to Purchase                    27,863,000     420,000
  Commitments to Sell                        41,794,000   1,379,000
                                                CORNERSTONE IV
                                            -----------------------
                                              CONTRACT OR NOTIONAL AMOUNT
                                            -------------------------------
                                               1997        1996
                                            ----------- -----------
                                                 $           $
 EXCHANGE-TRADED CONTRACTS
 Financial Futures:
  Commitments to Purchase                           --   93,583,000
  Commitments to Sell                               --  118,029,000
 OFF-EXCHANGE-TRADED FORWARD CURRENCY CON-
   TRACTS
  Commitments to Purchase                   218,670,000 208,140,000
  Commitments to Sell                       427,237,000 205,227,000

A portion of the amounts indicated as off-balance-sheet risk in forward currency contracts is offset by forward commitments to purchase and to sell the same currency on the same date in the future. These commitments are economically offsetting, but are not offset in the forward market until the settlement date.

The unrealized gains on open contracts are reported as a component of "Equity in Commodity futures trading accounts" on the Statements of Financial Condition and totaled at December 31, 1997 and 1996, respectively, $2,003,679 and $1,316,434 for Cornerstone II, $1,938,295 and $2,580,803 for Cornerstone III and $1,815,112 and $5,330,520 for Cornerstone IV.

For Cornerstone II, of the $2,003,679 net unrealized gain on open contracts at December 31, 1997, $1,675,343 related to exchange-traded futures contracts and $328,336 related to off-exchange-traded forward currency contracts. Of the $1,316,434 net unrealized gain on open contracts at December 31, 1996, $1,342,050 related to exchange-traded futures contracts and $(25,616) related to off-exchange-traded forward currency contracts.

DEAN WITTER CORNERSTONE FUNDS
NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

For Cornerstone III, of the $1,938,295 net unrealized gain on open contracts at December 31, 1997, $2,168,497 related to exchange-traded futures contracts and $(230,202) related to off-exchange-traded forward currency contracts. Of the $2,580,803 net unrealized gain on open contracts at December 31, 1996, $2,589,289 related to exchange-traded futures contracts and $(8,486) related to off-exchange-traded forward currency contracts.

For Cornerstone IV, of the $1,815,112 net unrealized gain on open contracts at December 31, 1997 all related to off-exchange-traded forward currency contracts. Of the $5,330,520 net unrealized gain on open contracts at December 31, 1996, $5,350,525 related to exchange-traded futures contracts and $(20,005) related to off-exchange-traded forward currency contracts.

The contract amounts in the above table represent each Partnership's extent of involvement in the particular class of financial instrument, but not the credit risk associated with counterparty nonperformance. The credit risk associated with these instruments is limited to the amounts reflected in each Partnerships' Statement of Financial Condition.

Exchange-traded contracts and off-exchange-traded forward currency contracts held by the Partnerships at December 31, 1997 and 1996 mature as follows:

                                                       1997          1996
                                                  -------------- ------------
 CORNERSTONE II
 Exchange-Traded Contracts                        December 1998  June 1998
 Off-Exchange-Traded Forward Currency Contracts   March 1998     March 1997
 CORNERSTONE III
 Exchange-Traded Contracts                        June 1998      June 1997
 Off-Exchange-Traded Forward Currency Contracts   March 1998     January 1997
 CORNERSTONE IV
 Exchange-Traded Contracts                        September 1998 March 1997
 Off-Exchange-Traded Forward Currency Contracts   April 1998     March 1997

The Partnerships also have credit risk because either DWR or Carr act as the futures commission merchant or the counterparty with respect to most of the Partnerships' assets. Exchange-traded futures contracts are marked to market on a daily basis, with variations in value settled on a daily basis. DWR and Carr, as the futures commission merchants of all of each Partnership's exchange-traded futures contracts, are required pursuant to regulations of the Commodity Futures Trading Commission to segregate from their own assets, and for the sole benefit of their commodity

DEAN WITTER CORNERSTONE FUNDS
NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

customers, all funds held by them with respect to exchange-traded futures contracts including an amount equal to the net unrealized gain on all open futures contracts, which funds totaled at December 31, 1997 and 1996 respectively, $30,968,637 and $29,851,316 for Cornerstone II, $41,931,212 and
$43,176,300 for Cornerstone III, and $119,181,131 and $97,006,924 for
Cornerstone IV. With respect to each Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gain on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnerships are at risk to the ability of Carr, the counterparty on all of such contracts, to perform. Carr's parent, Credit Agricole Indosuez, has guaranteed Carr's obligations to the Partnerships.

For the years ended December 31, 1997 and 1996 the average fair value of financial instruments held for trading purposes was as follows:

CORNERSTONE II                                           1997
--------------                                  ----------------------
                                                  ASSETS   LIABILITIES
                                                ---------- -----------
                                                    $           $
EXCHANGE-TRADED CONTRACTS:
 Financial Futures                              32,004,000 25,556,000
 Commodity Futures                              14,417,000 12,696,000
 Foreign Futures                                26,042,000 10,396,000
OFF-EXCHANGE-TRADED FORWARD CURRENCY CONTRACTS  36,907,000 46,749,000
                                                         1996
                                                ----------------------
                                                  ASSETS   LIABILITIES
                                                ---------- -----------
                                                    $           $
EXCHANGE-TRADED CONTRACTS:
 Financial Futures                              48,469,000 47,433,000
 Commodity Futures                              24,459,000 22,228,000
 Foreign Futures                                43,821,000 14,875,000
OFF-EXCHANGE-TRADED FORWARD CURRENCY CONTRACTS  38,522,000 44,536,000
CORNERSTONE III                                          1997
---------------                                 ----------------------
                                                  ASSETS   LIABILITIES
                                                ---------- -----------
                                                    $           $
EXCHANGE-TRADED CONTRACTS:
 Financial Futures                              82,881,000 46,462,000
 Options on Financial Futures                      698,000 64,639,000
 Commodity Futures                              26,095,000 21,377,000
 Options on Commodity Futures                    1,117,000  4,712,000
 Foreign Futures                                44,764,000 26,219,000
 Options on Foreign Futures                      7,229,000        --
OFF-EXCHANGE-TRADED FORWARD CURRENCY CONTRACTS  12,599,000 13,558,000

DEAN WITTER CORNERSTONE FUNDS
NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

                                                         1996
                                                -----------------------
                                                  ASSETS    LIABILITIES
                                                ----------- -----------
                                                     $           $
EXCHANGE-TRADED CONTRACTS:
 Financial Futures                              105,128,000  74,480,000
 Options on Financial Futures                           --   10,138,000
 Commodity Futures                               44,276,000  18,531,000
 Options on Commodity Futures                           --    2,763,000
 Foreign Futures                                 80,000,000  27,228,000
 Options on Foreign Futures                             --          584
OFF-EXCHANGE-TRADED FORWARD CURRENCY CONTRACTS      233,000     354,000
CORNERSTONE IV                                           1997
--------------                                  -----------------------
                                                  ASSETS    LIABILITIES
                                                ----------- -----------
                                                     $           $
EXCHANGE-TRADED CONTRACTS:
 Financial Futures                               34,008,000  57,577,000
OFF-EXCHANGE-TRADED FORWARD CURRENCY CONTRACTS  299,407,000 414,754,000
                                                         1996
                                                -----------------------
                                                  ASSETS    LIABILITIES
                                                ----------- -----------
                                                     $           $
EXCHANGE-TRADED FINANCIAL FUTURES CONTRACTS      67,114,000 125,331,000
OFF-EXCHANGE-TRADED FORWARD CURRENCY CONTRACTS  334,452,000 334,461,000

5. LEGAL MATTERS

On September 6, 10, and 20, 1996, and on March 13, 1997, similar purported class actions were filed in the Superior Court of the State of California, County of Los Angeles, on behalf of all purchasers of interests in limited partnership commodity pools sold by DWR. Named defendants include DWR, Demeter, Dean Witter Futures & Currency Management Inc., MSDWD (all such parties referred to hereafter as the "Dean Witter Parties"), the Partnerships, certain other limited partnership commodity pools of which Demeter is the general partner, and certain trading advisors (including JWH) to those pools. On June 16, 1997, the plaintiffs in the above actions filed a consolidated amended complaint alleging, among other things, that the defendants committed fraud, deceit, negligent misrepresentation, various violations of the California Corporations Code, intentional and negligent breach of fiduciary duty, fraudulent and unfair business practices, unjust enrichment, and conversion in the sale and operation of the various limited partnerships commodity pools. Similar purported class actions were also filed on September 18, and 20, 1996, in the Supreme Court of the State of New York, New York County, and on November 14, 1996 in the Superior Court of the State

DEAN WITTER CORNERSTONE FUNDS
NOTES TO FINANCIAL STATEMENTS--(CONCLUDED)

of Delaware, New Castle County, against the Dean Witter
Parties and certain trading advisors (including JWH) on behalf of all purchasers of interests in various limited partnership commodity pools, including the Partnerships, sold by DWR. A consolidated and amended complaint in the action pending in the Supreme Court of the State of New York was filed on August 13, 1997, alleging that the defendants committed fraud, breach of fiduciary duty, and negligent misrepresentation in the sale and operation of the various limited partnership commodity pools. On December 16, 1997, upon motion of the plaintiffs, the action pending in the Supreme Court of the State of Delaware was voluntarily dismissed without prejudice. The complaints seek unspecified amounts of compensatory and punitive damages and other relief. It is possible that additional similar actions may be filed and that, in the course of these actions, other parties could be added as defendants. The Dean Witter Parties believe that they and the Partnerships have strong defenses to, and they will vigorously contest, the actions. Although the ultimate outcome of legal proceedings cannot be predicted with certainty, it is the opinion of management of the Dean Witter Parties that the resolution of the actions will not have a material adverse effect on the financial condition or the results of operations of any of the Dean Witter Parties or the Partnerships.

DEAN WITTER REYNOLDS INC.

Two World Trade Center

62nd Floor

New York, NY 10048
                                FIRST-CLASS MAIL
                                ZIP + 4 PRESORT
                               U.S. POSTAGE PAID
                                  BROOKLYN, NY
                                 PERMIT NO. 148