Form 10-Q
period 1998-03-31
WITTER DEAN CORNERSTONE FUND II
filed 1998-05-15
CIK 736999

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

[X]   Quarterly report pursuant to Section 13 or 15  (d)  of  the
Securities Exchange Act of 1934
For the period ended March 31, 1998 or

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


c/o Demeter Management Corporation
Two   World  Trade  Center,  62  Fl.  New  York,  NY        10048
(Address of principal executive offices)             (Zip Code)


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

                         March 31, 1998

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

   Statements of Financial Condition March 31, 1998
   (Unaudited) and December 31, 1997..........................2

   Statements of Operations for the Quarters Ended
   March 31, 1998 and 1997 (Unaudited)........................3

   Statements of Changes in Partners' Capital for the
   Quarters Ended March 31, 1998 and 1997
   (Unaudited)................................................4

   Statements of Cash Flows for the Quarters Ended
   March 31, 1998 and 1997 (Unaudited)........................5

   Notes to Financial Statements (Unaudited)...............6-11

Item 2. Management's Discussion and Analysis of Financial

Condition and Results of Operations.............. 12-15

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................16-17

Item 2.  Changes in Securities and Use of Proceeds........17-19

Item  6.   Exhibits  and  Reports on Form  8-K...................
 .20




                 PART I.  FINANCIAL INFORMATION
                  ITEM 1. FINANCIAL STATEMENTS

                DEAN WITTER CORNERSTONE FUND II
               STATEMENTS OF FINANCIAL CONDITION

                                     March 31,     December 31,
                                        1998           1997
                                         $              $
                                    (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
 Cash                               27,945,885    29,293,294
 Net unrealized gain on open contracts   1,047,487    2,003,679

 Total Trading Equity               28,993,372     31,296,973

 Interest receivable (DWR)              97,726        106,167
 Due from DWR                           71,406         27,883

 Total Assets                       29,162,504     31,431,023


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                   216,660     199,022
 Accrued management fees                96,787     104,350
 Common administrative expenses payable     29,744     21,640
 Accrued incentive fees               -            618,270

 Total Liabilities                     343,191     943,282


Partners' Capital

 Limited Partners (7,851.739 and
  7,967.401 Units, respectively)    28,042,859   29,677,943
 General Partner (217.400 Units)       776,454      809,798

 Total Partners' Capital            28,819,313   30,487,741

 Total Liabilities and Partners' Capital  29,162,50431,431,023


NET ASSET VALUE PER UNIT              3,571.55     3,724.92

        The accompanying footnotes are an integral part of these financial statements.

                DEAN WITTER CORNERSTONE FUND II
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                For the Quarters Ended March 31,

                                       1998            1997
                                        $            $
REVENUES
 Trading profit (loss):
 Realized                            82,266     2,913,866
 Net change in unrealized           (956,192)       30,702

      Total Trading Results         (873,926)   2,944,568

    Interest Income (DWR)           307,482       319,898

      Total Revenues                (566,444)   3,264,466


EXPENSES

    Brokerage commissions (DWR)       349,130     288,302
      Management fees                 295,273    284,584
    Transaction fees and costs         32,877     29,161
    Administrative expenses             8,104       11,527
    Incentive fees                     -          349,649
      Total Expenses                  685,384      963,223

NET INCOME (LOSS)                 (1,251,828)   2,301,243


NET INCOME (LOSS) ALLOCATION

    Limited Partners              (1,218,484)   2,246,685
    General Partner                  (33,344)      54,558


NET INCOME (LOSS) PER UNIT

    Limited Partners                 (153.37)      250.96
    General Partner                  (153.37)      250.96


        The accompanying footnotes are an integral part of these financial statements.

                DEAN WITTER CORNERSTONE FUND II
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
        For the Quarters Ended March 31, 1998 and 1997
                           (Unaudited)



                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total

Partners' Capital
    December  31,  1996      9,205.342    $28,360,195    $685,975
$29,046,170

Offering of Units           91.201      304,200  -        304,200

Net Income                     -     2,246,685  54,558    2,301,2
43
Redemptions                (342.414)       (1,151,016)          -
(1,151,016)

Partners' Capital
   March  31, 1997       8,954.129      $29,760,064      $740,533
$30,500,597




Partners' Capital
   December 31, 1997      8,184.801$29,677,943  $809,798   $30,48
7,741

Offering of Units             8.044      29,966   -         29,966

Net Loss                        -  (1,218,484) (33,344) (1,251,82
8)

Redemptions                 (123.706)      (446,566)            -
(446,566)

Partners' Capital
   March  31, 1998          8,069.139   $28,042,859      $776,454
$28,819,313







         The accompanying footnotes are an integral part of these financial statements.



                DEAN WITTER CORNERSTONE FUND II
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                                For the Quarters Ended March 31,

                                       1998            1997
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                (1,251,828) 2,301,243
 Noncash item included in net income (loss):
    Net change in unrealized        956,192     (30,702)

 (Increase) decrease in operating assets:
    Interest receivable (DWR)         8,441      (15,807)
    Due from DWR                     (43,523)   123,327

 Increase (decrease) in operating liabilities:
    Accrued management fees           (7,563)   (18,812)
    Common administrative expenses payable8,104  11,527
    Accrued incentive fees          (618,270)    28,903
    Accrued brokerage commissions (DWR)-         (48,055)
          Accrued      transaction      fees      and       costs
-                                    (2,872)

 Net cash provided by (used for) operating activities   (948,447)
2,348,752


CASH FLOWS FROM FINANCING ACTIVITIES

 Offering of units                   29,966     304,200
 Increase in redemptions payable     17,638     172,101
 Redemptions of units               (446,566) (1,151,016)

 Net cash used for financing activities   (398,962)   (674,715)


 Net increase (decrease) in cash  (1,347,409) 1,674,037

 Balance at beginning of period  29,293,294  28,509,266

 Balance at end of period        27,945,885   30,183,303


        The accompanying footnotes are an integral part of these financial statements.

                 DEAN WITTER CORNERSTONE FUND II

                  NOTES TO FINANCIAL STATEMENTS

                           (Unaudited)

The  financial statements include, in the opinion of  management,

all  adjustments necessary for a fair presentation of the results of  operations and financial condition of Dean Witter Cornerstone

Fund  II  (the  "Partnership").   The  financial  statements  and

condensed  notes  herein should be read in conjunction  with  the

Partnership's December 31, 1997 Annual Report on Form 10-K.



1. Organization

Dean   Witter  Cornerstone  Fund  II  is  a  limited  partnership organized  to  engage  in the speculative  trading  of  commodity futures  contracts  and forward contracts on foreign  currencies.

The  Partnership  is  one of the Dean Witter  Cornerstone  Funds,

comprised  of  Dean  Witter  Cornerstone  Fund  II,  Dean  Witter

Cornerstone Fund III, and Dean Witter Cornerstone Fund  IV.   The

general   partner  for  the  Partnership  is  Demeter  Management

Corporation  ("Demeter").  The non-clearing commodity  broker  is

Dean  Witter Reynolds Inc. ("DWR"), with an unaffiliated  broker,

Carr  Futures,  Inc. ("Carr"), providing clearing  and  execution services.  Both Demeter and DWR are wholly-owned subsidiaries  of

Morgan  Stanley Dean Witter & Co. ("MSDW").  The trading advisors who make all trading decisions for the Partnership are Northfield

Trading L.P. and John W. Henry & Company, Inc. ("JWH").

                 DEAN WITTER CORNERSTONE FUND II

2. Related Party Transactions

The  Partnership's  cash  is on deposit  with  DWR  and  Carr  in commodity trading accounts to meet margin requirements as needed.

DWR  pays  interest on these funds based on current 13-week  U.S.

Treasury   Bill  rates.  Brokerage  expenses  incurred   by   the

Partnership are paid to DWR.


3.  Financial Instruments

The  Partnership trades futures and forward contracts in interest rates,  stock  indices, commodities and currencies.  Futures  and

forwards   represent  contracts  for  delayed  delivery   of   an

instrument  at  a  specific date and  price.   Risk  arises  from

changes  in  the  value  of  these contracts  and  the  potential inability  of  counterparties to perform under the terms  of  the

contracts.   There  are numerous factors which may  significantly

influence the market value of these contracts, including interest rate  volatility.  At March 31, 1998 and December 31, 1997,  open contracts were:

                DEAN WITTER CORNERSTONE FUND II
           NOTES TO FINANCIAL STATEMENTS (CONTINUED)



                                Contract or Notional Amount
                            March 31, 1998   December 31, 1997
                                    $                   $
Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase      6,386,000         30,057,000
   Commitments to Sell         41,282,000         13,539,000
 Commodity Futures:
   Commitments to Purchase      3,568,000          6,148,000
   Commitments to Sell         11,772,000         15,082,000
 Foreign Futures:
   Commitments to Purchase     32,258,000         25,543,000
   Commitments to Sell         21,388,000         20,799,000
Off-Exchange-Traded
 Forward Currency Contracts
   Commitments to Purchase     19,404,000         17,705,000
   Commitments to Sell         34,216,000         46,518,000


A  portion of the amounts indicated as off-balance-sheet risk  in

forward   currency   contracts  is  due  to  offsetting   forward

commitments to purchase and to sell the same currency on the same

date   in   the   future.   These  commitments  are  economically

offsetting,  but are not offset in the forward market  until  the settlement date.


The  net  unrealized  gain on open contracts  is  reported  as  a component  of  "Equity in Commodity futures trading accounts"  on the  Statements of Financial Condition and totaled $1,047,487 and

$2,003,679 at March 31, 1998 and December 31, 1997, respectively.



Of  the $1,047,487 net unrealized gain on open contracts at March

31,  1998,  $436,549 related to exchange-traded futures contracts and  $610,938  related  to off-exchange-traded  forward  currency contracts.

                DEAN WITTER CORNERSTONE FUND II

Of  the  $2,003,679  net unrealized gain  on  open  contracts  at

December 31, 1997, $1,675,343 related to exchange-traded  futures contracts  and  $328,336  related to off-exchange-traded  forward currency contracts.


Exchange-traded-futures  contracts held  by  the  Partnership  at

March  31,  1998  and December 31, 1997 mature  through  December

1998. Off-exchange-traded forward currency contracts held by  the

Partnership  at  March  31,  1998 and December  31,  1997  mature through June 1998 and March 1998, respectively.



The   contract   amounts  in  the  above  table   represent   the

Partnership's  extent of involvement in the particular  class  of financial  instrument, but not the credit  risk  associated  with counterparty  nonperformance.  The credit  risk  associated  with these  instruments  is limited to the amounts  reflected  in  the

Partnership's Statements of Financial Condition.



The  Partnership also has credit risk because either DWR or  Carr acts as the futures commission merchant or the counterparty, with respect  to  most  of the Partnership's assets.  Exchange  traded futures  contracts  are marked to market on a daily  basis,  with variations in value settled on a daily basis.  DWR and  Carr,  as the  futures  commission merchants for all of  the  Partnership's exchange-traded futures and option contracts, are required

                 DEAN WITTER CORNERSTONE FUND II
pursuant   to  regulations  of  the  Commodity  Futures   Trading

Commission  ("CFTC") to segregate from their own assets  and  for the sole benefit of their commodity customers, all funds held  by them with respect to exchange-traded futures and option contracts including an amount equal to the net unrealized gain on all  open futures and option contracts, which funds totaled $28,382,434 and

$30,968,637   at   March  31,  1998  and   December   31,   1997,

respectively.  With  respect  to the Partnership's  off-exchange-

traded  forward currency forward contracts, there  are  no  daily settlements  of variations in value nor is there any  requirement that  an  amount equal to the net unrealized gain on open forward contracts  be  segregated.  With respect to  those  off-exchange-

traded forward currency contracts, the Partnership is at risk  to the  ability  of  Carr,  the sole counterparty  on  all  of  such contracts,  to perform. Carr's parent, Credit Agricole  Indosuez,

has guaranteed Carr's obligations to the Partnership.

                 DEAN WITTER CORNERSTONE FUND II

            NOTES TO FINANCIAL STATEMENTS (CONCLUDED)





For  the quarter ended March 31, 1998 and the year ended December

31,  1997,  the average fair value of financial instruments  held for trading purposes was as follows:



                                           March 31, 1998
                                       Assets        Liabilities
                                         $                $

Exchange-Traded Contracts:
  Financial Futures                  25,096,000       15,217,000
  Commodity Futures                   5,415,000       12,441,000
  Foreign Futures                    35,598,000       11,537,000
Off-Exchange-Traded Forward
 Currency Contracts                  41,481,000       60,550,000


                                          December 31, 1997
                                       Assets         Liabilities
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



Capital  Resources.  The Partnership does not have, nor  does  it expect to have, any capital assets.  Redemptions and exchanges of additional Units of Limited Partnership in the future will affect the  amount  of  funds  available for investments  in  subsequent

periods.   As  redemptions  are  at  the  discretion  of  Limited

Partners,  it  is  not  possible  to  estimate  the  amount   and

therefore, the impact of future redemptions.


Results of Operations

For the Quarter Ended March 31, 1998

For  the  quarter  ended March 31, 1998, the Partnership's  total trading  losses net of interest income were $566,444. During  the first quarter, the Partnership recorded a loss in Net Asset Value

per  Unit.   The  most significant losses were  experienced  from

short  Japanese  yen positions as the value of the  yen  reversed higher  versus the U.S. dollar during January and early  February after  trending lower previously.  Smaller currency  losses  were recorded  from inconsistent movement in the value  of  the  South

African  rand during January and March.  Currency gains  recorded during March from short Swiss franc and German mark positions, as the value of these currencies weakened versus the U.S. dollar, offset a portion of these losses. In financial futures, losses were  recorded  from  trading Nikkei Index  futures  as  Japanese equity  prices moved in a short-term volatile pattern  throughout the  quarter  amid  uncertainty regarding  an  economic  stimulus package.  These losses were partially offset by gains  from  long

European  bond futures as prices in these markets trended  higher during  a  majority of the quarter.  Smaller losses were recorded in  metals  from short gold futures positions during  January  as gold  prices  reversed higher after trending  lower  in  previous

months.   A portion of the Partnership's overall losses  for  the

quarter  were  offset  by  gains from  short  crude  oil  futures positions  as  oil prices trended lower during January,  February and  early  March.  Total expenses for the quarter were $685,384,

resulting  in  a  net  loss  of  $1,251,828.   The  value  of  an

individual  Unit in the Partnership decreased from  $3,724.92  at

December 1997 to $3,571.55 at March 31, 1998.



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

Futures  &  Currency  Management Inc., MSDW,  (all  such  parties

referred  to  hereafter  as  the  "Dean  Witter  Parties"),   the

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


The  offering for Cornerstone II originally commenced  on  May  31,

1984  and  currently continues, with 41,701.582 Units sold  through

March   31,  1998.   Through  March  31,  1998,  an  aggregate   of

235,388.674  Units  of  the  Partnership  have  been  sold  leaving

14,611.326 Units remaining available for sale as of April 1, 1998.



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

Value  per  Unit and the charge for offering expenses,  during  the

"Continuing Offering".

The  aggregate  price  of Units sold through March  31,  1998  with respect to Cornerstone II is $65,634,485.



Effective September 30, 1984, Cornerstone II, Cornerstone  III  and

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




                               Dean Witter Cornerstone Fund II
                                        (Registrant)

                               By: Demeter Management Corporation
                                       (General Partner)

May 11, 1998                   By:
                               Patti L. Behnke
                                        Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.