Form 10-Q
period 1998-06-30
WITTER DEAN CORNERSTONE FUND II
filed 1998-08-11
CIK 736999

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 1998 or

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


Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes    X            No

                 DEAN WITTER CORNERSTONE FUND II

             INDEX TO QUARTERLY REPORT ON FORM 10-Q

                         June 30, 1998

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

   Statements of Financial Condition
   June 30, 1998 (Unaudited) and December 31, 1997...........2

   Statements of Operations for the Quarters Ended
   June 30, 1998 and 1997 (Unaudited)........................3

   Statements of Operations for the Six Months Ended
   June 30, 1998 and 1997 (Unaudited)........................4

   Statements of Changes in Partners' Capital for
   the Six Months Ended June 30, 1998 and 1997
   (Unaudited)...............................................5

   Statements of Cash Flows for the Six Months Ended
   June 30, 1998 and 1997 (Unaudited)........................6

   Notes to Financial Statements (Unaudited)..............7-11

Item 2. Management's Discussion and Analysis of Financial

Condition and Results of Operations..............12-17

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..................................18

Item 2.  Changes in Securities and Use of Proceeds..........18

Item  6.   Exhibits  and  Reports on Form  8-K...................
19





                 PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                DEAN WITTER CORNERSTONE FUND II
               STATEMENTS OF FINANCIAL CONDITION


                                      June 30,     December 31,
                                        1998           1997
                                         $              $
                                    (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
 Cash                               28,907,166    29,293,294
 Net unrealized gain on open contracts   1,763,384    2,003,679

 Total Trading Equity               30,670,550     31,296,973

 Interest receivable (DWR)             100,800        106,167
 Due from DWR                           73,771         27,883

 Total Assets                       30,845,121     31,431,023

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                  220,487         199,022
 Accrued management fees              102,351         104,350
 Accrued incentive fees                78,138         618,270
 Common administrative expenses payable         37,477     21,640

 Total Liabilities                    438,453         943,282


Partners' Capital

 Limited Partners (7,657.634 and
  7,967.401 Units, respectively)   29,567,255      29,677,943
 General Partner (217.400 Units)      839,413         809,798

 Total Partners' Capital           30,406,668      30,487,741

 Total Liabilities and Partners' Capital  30,845,121 31,431,023


NET ASSET VALUE PER UNIT             3,861.15        3,724.92

          The accompanying notes are an integral part of these financial statements.

                DEAN WITTER CORNERSTONE FUND II
                    STATEMENTS OF OPERATIONS
                           (Unaudited)



                                For the Quarters Ended June 30,
                                       1998            1997
                                        $            $
REVENUES
 Trading profit (loss):
 Realized                           2,057,290 (650,484)
 Net change in unrealized             715,897   (364,330)

      Total Trading Results         2,773,187(1,014,814)

    Interest Income (DWR)            290,794     308,278

      Total Revenues                3,063,981  (706,536)


EXPENSES

    Brokerage commissions (DWR)      357,353   373,812
    Management fees                   292,182  281,865
    Incentive fees                     78,138   (257,021)
      Transaction fees and costs       32,267   32,684
    Administrative expenses            11,152    10,297

      Total Expenses                  771,092    441,637

NET INCOME (LOSS)                   2,292,889(1,148,173)


NET INCOME (LOSS) ALLOCATION

    Limited Partners               2,229,930 (1,119,354)
    General Partner                    62,959  (28,819)


NET INCOME (LOSS) PER UNIT

    Limited Partners                   289.60  (132.56)
    General Partner                    289.60  (132.56)




          The accompanying notes are an integral part of these financial statements.

                 DEAN WITTER CORNERSTONE FUND II
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                               For the Six Months Ended June 30,
                                       1998            1997
                                        $            $
REVENUES
 Trading profit (loss):
 Realized                         2,139,556   2,263,382
 Net change in unrealized           (240,295)    (333,627)

      Total Trading Results       1,899,261   1,929,755

    Interest Income (DWR)           598,276        628,176

      Total Revenues              2,497,537     2,557,931


EXPENSES

    Brokerage commissions (DWR)     706,483     662,114
    Management fees                 587,455     566,449
    Incentive fees                   78,138          92,628
      Transaction fees and costs     65,144      61,846
    Administrative expenses          19,256         21,824

      Total Expenses              1,456,476     1,404,861

NET INCOME                        1,041,061    1,153,070


NET INCOME ALLOCATION

    Limited Partners              1,011,446   1,127,331
    General Partner                  29,615      25,739


NET INCOME PER UNIT

    Limited Partners                 136.23      118.40
    General Partner                  136.23      118.40



          The accompanying notes are an integral part of these financial statements.


                DEAN WITTER CORNERSTONE FUND II
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
        For the Six Months Ended June 30, 1998 and 1997
                          (Unaudited)



                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total

Partners' Capital,
   December  31, 1996       9,205.342   $28,360,195      $685,975
$29,046,170

Offering  of  Units              91.201       304,200           -
304,200

Net Income                     -    1,127,331  25,739    1,153,070
Redemptions                  (775.483)     (2,607,578)          -
(2,607,578)

Partners' Capital,
   June  30, 1997           8,521.060 $27,184,148        $711,714
$27,895,862




Partners' Capital,
   December 31, 1997       8,184.801   $29,677,943       $809,798
$30,487,741

Offering  of  Units              8.044        29,966            -
29,966

Net Income                      -    1,011,446  29,615    1,041,0
61
Redemptions                  (317.811)        (1,152,100)       -
(1,152,100)

Partners' Capital,
   June  30, 1998           7,875.034 $29,567,255  $839,413   $30
,406,668









           The accompanying notes are an integral part of these financial statements.

                DEAN WITTER CORNERSTONE FUND II
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                               For the Six Months Ended June 30,

                                       1998            1997
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                       1,041,061   1,153,070
 Noncash item included in net income:
    Net change in unrealized        240,295     333,627

 (Increase) decrease in operating assets:
    Interest receivable (DWR)         5,367       3,668
    Due from DWR                    (45,888)     93,708


 Increase (decrease) in operating liabilities:
    Accrued management fees           (1,999)    (5,258)
    Accrued incentive fees          (540,132)  (246,483)
    Common administrative expenses payable15,837  (14,550)
    Accrued brokerage commissions (DWR)-         (2,710)
       Accrued   transaction   fees   and    costs              -
696


 Net cash provided by operating activities   714,541  1,315,768


CASH FLOWS FROM FINANCING ACTIVITIES

 Offering of units                   29,966     304,200
 Increase (decrease) in redemptions payable21,465  (180,703)
 Redemptions of units             (1,152,100)(2,607,578)

 Net cash used for financing activities  (1,100,669)(2,484,081)


 Net decrease in cash               (386,128)(1,168,313)

 Balance at beginning of period  29,293,294  28,509,266

 Balance at end of period        28,907,166  27,340,953


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

(collectively, "futures interests").  The Partnership is  one  of the  Dean  Witter  Cornerstone Funds, comprised  of  Dean  Witter

Cornerstone Fund II, Dean Witter Cornerstone Fund III,  and  Dean

Witter  Cornerstone  Fund  IV. The  general  partner  is  Demeter

Management  Corporation ("Demeter").  The non-clearing  commodity broker is Dean Witter Reynolds Inc. ("DWR"), with an unaffiliated broker,  Carr  Futures  Inc.  ("Carr"),  providing  clearing  and

execution  services.   Both  Demeter  and  DWR  are  wholly-owned

subsidiaries  of Morgan Stanley Dean Witter & Co. ("MSDW").   The

trading   advisors  who  make  all  trading  decisions  for   the

Partnership  are  John  W.  Henry &  Company,  Inc.  ("JWH")  and

Northfield Trading L.P.

                 DEAN WITTER CORNERSTONE FUND II

2. Related Party Transactions

The  Partnership's  cash  is on deposit  with  DWR  and  Carr  in commodity trading accounts to meet margin requirements as needed.

DWR  pays  interest on these funds based on current 13-week  U.S.

Treasury   bill  rates.  Brokerage  expenses  incurred   by   the

Partnership are paid to DWR.


3.  Financial Instruments

The  Partnership trades futures and forward contracts in interest rates,  stock indices, commodities, and currencies.  Futures  and

forwards   represent  contracts  for  delayed  delivery   of   an

instrument  at  a  specific date and  price.   Risk  arises  from

changes  in  the  value  of  these contracts  and  the  potential inability  of  counterparties to perform under the terms  of  the

contracts.   There  are numerous factors which may  significantly

influence the market value of these contracts, including interest rate  volatility.  At June 30, 1998 and December 31,  1997,  open contracts were:

                               Contract or Notional Amount
                             June 30, 1998   December 31, 1997
                                    $                   $
Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase      45,422,000        30,057,000
   Commitments to Sell           7,218,000        13,539,000
 Commodity Futures:
   Commitments to Purchase       1,818,000         6,148,000
   Commitments to Sell          13,913,000        15,082,000
 Foreign Futures:
   Commitments to Purchase      43,703,000        25,543,000
   Commitments to Sell          46,423,000        20,799,000
Off-Exchange-Traded
 Forward Currency Contracts
   Commitments to Purchase      37,819,000        17,705,000
   Commitments to Sell          73,791,000        46,518,000

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


The  net  unrealized gains on open contracts are  reported  as  a component  of  "Equity in Commodity futures trading accounts"  on the  Statements of Financial Condition and totaled $1,763,384 and

$2,003,679 at June 30, 1998 and December 31, 1997, respectively.



Of  the $1,763,384 net unrealized gain on open contracts at  June

30,  1998,  $744,856 related to exchange-traded futures contracts and  $1,018,528  related to off-exchange-traded forward  currency contracts.



Of  the  $2,003,679  net unrealized gain  on  open  contracts  at

December 31, 1997, $1,675,343 related to exchange-traded  futures contracts  and  $328,336  related to off-exchange-traded  forward currency contracts.


Exchange-traded futures contracts held by the Partnership at June

30,  1998  and  December 31, 1997 mature through  June  1999  and

December   1998,   respectively.    Off-exchange-traded   forward

currency  contracts held by the Partnership at June 30, 1998  and

December

                 DEAN WITTER CORNERSTONE FUND II
           NOTES TO FINANCIAL STATEMENTS (CONTINUED)



31,   1997   mature  through  September  1998  and  March   1998,

respectively.



The   contract   amounts  in  the  above  table   represent   the

Partnership's  extent  of involvement in a  particular  class  of financial  instrument, but not the credit  risk  associated  with counterparty  non-performance. The credit  risk  associated  with these  instruments  is limited to the amounts  reflected  in  the

Partnership's Statements of Financial Condition.



The Partnership also has credit risk because DWR and Carr act  as the  futures  commission  merchants or the  counterparties,  with

respect  to  most  of the Partnership's assets.   Exchange-traded

futures  contracts  are marked to market on a daily  basis,  with variations  in value settled on a daily basis.  Each of  DWR  and

Carr,  as  a  futures commission merchant for  the  Partnership's exchange-traded  futures  contracts,  is  required,  pursuant  to regulations of the Commodity Futures Trading Commission ("CFTC"),

to  segregate from their own assets, and for the sole benefit  of their commodity customers, all funds held by them with respect to exchange-traded futures contracts, including an amount  equal  to the  net  unrealized  gain on all open futures  contracts,  which funds,  in the aggregate, totaled $29,652,022 and $30,968,637  at

June  30, 1998 and December 31, 1997, respectively. With  respect to the Partnership's off-exchange-traded forward currency forward

                 DEAN WITTER CORNERSTONE FUND II
           NOTES TO FINANCIAL STATEMENTS (CONCLUDED)


contracts, there are no daily settlements of variations in  value nor  is  there any requirement that an amount equal  to  the  net

unrealized  gain  on open forward contracts be segregated.   With

respect  to those off-exchange-traded forward currency contracts,

the  Partnership  is at risk to the ability  of  Carr,  the  sole counterparty  on all such contracts, to perform.  Carr's  parent,

Credit  Agricole  Indosuez, has guaranteed  to  the  Partnership,

payment of the net liquidating value of the transactions  in  the

Partnership's  account  with  Carr  (including  foreign  currency contracts).



For  the  six  months  ended June 30, 1998  and  the  year  ended

December   31,   1997,  the  average  fair  value  of   financial

instruments held for trading purposes was as follows:

                                            June 30, 1998
                                       Assets        Liabilities
                                         $                $

Exchange-Traded Contracts:
  Financial Futures                  23,042,000       18,153,000
  Commodity Futures                   4,030,000       13,173,000
  Foreign Futures                    32,710,000       18,537,000
Off-Exchange-Traded Forward
 Currency Contracts                  44,433,000       66,146,000

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

Item   2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Liquidity - The Partnership's assets are deposited with  DWR,  as non-clearing broker and with Carr, as clearing broker in separate

futures   interest  trading  accounts,  and  are  used   by   the

Partnership  as  margin  to engage in futures  interest  trading.

Such assets are held in either non-interest bearing bank accounts or  in securities approved by the CFTC for investment of customer funds.  The Partnership's assets held by DWR and Carr may be used

as  margin  solely  for  the Partnership's  trading.   Since  the

Partnership's  sole purpose is to trade in futures interests,  it is expected that the Partnership will continue to own such liquid assets for margin purposes.



The   Partnership's  investment  in  futures  interests  may   be

illiquid.  If  the price of a futures contract for  a  particular commodity  has increased or decreased by an amount equal  to  the

"daily  limit," positions in the commodity can neither  be  taken nor liquidated unless traders are willing to effect trades at  or

within  the  limit.   Commodity futures prices have  occasionally

moved the daily limit for several consecutive days with little or no trading.  Such market conditions could prevent the Partnership from  promptly  liquidating its commodity futures  positions  and result in restrictions on redemptions.



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



Capital  Resources.  The Partnership does not have, nor  does  it expect to have, any capital assets.  Redemptions and exchanges of additional  Units of Limited Partnership Interest in  the  future will  affect  the  amount of funds available  for  investment  in futures interests in subsequent periods.  Since they are  at  the discretion  of Limited Partners, it is not possible  to  estimate the  amount  and therefore, the impact of future redemptions  and exchanges.



Results of Operations

For the Quarter and Six Months Ended June 30, 1998

For the quarter ended June 30, 1998, the Partnership recorded total trading revenues including interest income of $3,063,981 and posted a  gain  in  Net Asset Value per Unit.  The most significant  gains were  recorded in the currency markets from short positions in  the

South African rand as its value declined significantly relative  to the  U.S. dollar during May and June, despite intervention  by  the

South  African  government during late June.   Additional  currency

gains  were  recorded from short Japanese yen positions during  May and June as the value of the yen trended sharply lower versus other major  currencies as questions remained regarding the stability  of the

Japanese  economy.   In the energy markets, profits  were  recorded

from  short  crude  oil futures positions as  oil  prices  declined throughout  a  majority  of the quarter on  reports  of  increasing

supplies.   Additional gains were recorded in the soft  commodities

markets  from  short positions in coffee futures as  coffee  prices declined  during all three months of the quarter.  Smaller  profits were recorded from short sugar and corn futures positions as prices

in  these  markets moved lower during April and May.   These  gains

were  partially offset by losses recorded in the financial  futures markets  due  to short-term price volatility in U.S. interest  rate futures  during  April  and  May and in  Australian  interest  rate futures  during June.  Smaller losses were recorded from long  gold futures positions during May as precious metals prices moved lower.

Total  expenses  for  the three months ended  June  30,  1998  were

$771,092, resulting in net income of $2,292,889.  The value  of  an individual  Unit  in the Partnership increased  from  $3,571.55  at

March 31, 1998 to $3,861.15 at June 30, 1998.



For  the six months ended June 30, 1998, the Partnership recorded total  trading  revenues including interest income of  $2,497,537

and  posted  a  gain  in  Net Asset Value  per  Unit.   The  most

significant  gains  were recorded in the  currency  markets  from short  positions in the South African rand as its value  declined significantly  relative to the U.S. dollar during May  and  June.

Additional  currency gains were recorded from short Japanese  yen positions as the value of the yen also moved sharply lower versus the U.S. dollar during May and June amid concerns about the

Japanese economy.  Additional profits were recorded in the energy markets  from short positions in crude oil futures as oil  prices moved  lower throughout a majority of the first half of the year.

Smaller  gains  were  recorded  in soft  commodities  from  short positions in coffee and sugar futures as prices in these  markets

moved  downward  during  the second quarter.   These  gains  were

partially  offset  by  losses incurred in the  financial  futures markets  primarily from trading Nikkei Index futures as  Japanese equity  prices moved in a short-term volatile pattern  throughout the first quarter amid uncertainty regarding an economic stimulus package.  Losses were also recorded from choppy price movement in

U.S.  bond  futures as domestic bond prices experienced trendless movement  throughout a majority of the first six  months  of  the year.  Smaller losses were recorded in metals during January from short gold futures positions as gold prices reversed higher after trending  lower  in previous months.  Losses were  also  recorded from  long  gold futures positions during May as precious  metals prices moved lower.  Total expenses for the six months ended June

30,  1998 were $1,456,476, resulting in net income of $1,041,061.

The value of an individual Unit in the Partnership increased from

$3,724.92 at December 31, 1997 to $3,861.15 at June 30, 1998.



For the Quarter and Six Months Ended June 30, 1997

For  the  quarter  ended June 30, 1997, the Partnership  recorded total  trading  losses  net of interest income  of  $706,536  and

posted  a  decrease  in Net Asset Value per  Unit.   Losses  were

recorded in the energy markets from trading crude oil futures  as oil  prices  moved  in a short-term volatile pattern  during  the quarter.

Additional  losses were recorded in the currency  markets  during

May  from  transactions involving the Japanese yen as  its  value

moved   without  consistent  direction.   Smaller   losses   were

experienced  during  May from short positions  in  the  Singapore

dollar as its value increased relative to the U.S. dollar.   Long

Japanese  bond  futures positions resulted in smaller  losses  as prices  moved  lower During April.  These losses  were  partially offset  by  gains  recorded  from long  positions  in  Australian interest  rate and global stock index futures as prices in  these markets moved higher during May and June.  Additional gains  were recorded  in the metals markets from short gold futures positions as  precious metals prices decreased during June.  Smaller  gains were  recorded in the soft commodities markets from  long  coffee futures  positions as coffee prices trended higher  during  April and May.  Total expenses for the three months ended June 30, 1997 were  $441,637, resulting in a net loss of $1,148,173.  The value of an individual Unit in the Partnership decreased from $3,406.32 at March 31, 1997 to $3,273.76 at June 30, 1997.



For  the six months ended June 30, 1997, the Partnership recorded total  trading  revenues including interest income of  $2,557,931

and  posted  an increase in Net Asset Value per Unit.   The  most

significant  trading  gains were recorded from  a  strong  upward trend  in  the value of the U.S. dollar versus most  major  world currencies  during January and February.  Additional  gains  were recorded  from  long coffee futures positions as  prices  trended higher  from January through May.  In the metals markets, profits were  recorded from short gold futures positions as  gold  prices moved sharply
lower  during  January and June.  Long positions in  soybean  and corn  futures resulted in additional profits as prices  in  these

markets  trended  higher  during March.   Additional  gains  were

recorded  in these same markets during June from short  positions as  prices  moved lower.  A portion of the Partnership's  overall gains  was  offset  by  losses recorded from  trading  crude  oil futures  as  oil  prices moved in a short-term  volatile  pattern throughout a majority of the first half of the year.  Losses were also  recorded  in the financial futures markets as  global  bond futures  prices  moved in a trendless pattern during  the  second

quarter.   Gains recorded during May and June from long positions

in  Australian  interest  rate futures  and  global  stock  index futures,  as  prices in these markets trended higher,  helped  to mitigate a portion of these losses.  Total expenses for  the  six months  ended  June 30, 1997 were $1,404,861,  resulting  in  net income  of  $1,153,070.  The value of an individual Unit  in  the

Partnership  increased from $3,155.36 at  December  31,  1996  to

$3,273.76 at June 30, 1997.

                  PART II.  OTHER INFORMATION



Item 1.   LEGAL PROCEEDINGS

Previously  reported.  See Form 10-Q for the quarter ended  March

31, 1998.



Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Dean  Witter Cornerstone Fund I ("Cornerstone I"), the Partnership,

and  Dean  Witter Cornerstone III ("Cornerstone III")  collectively registered 250,000 Units of Limited Partnership Interest  ("Units")

pursuant  to  a  Registration Statement on Form S-1,  which  became effective on May 31, 1984 (the "Registration Statement") (SEC  File

Numbers  2-88587;  88587-01; 88587-02).   As  contemplated  in  the

Registration Statement, an additional fund, Dean Witter Cornerstone

Fund IV ("Cornerstone IV" and collectively with Cornerstone I,  the

Partnership  and  Cornerstone  III, the  "Cornerstone  Funds")  was

registered  pursuant  to  Post-Effective Amendment  No.  5  to  the

Registration Statement, which became effective on February 6, 1987.

The managing underwriter for the Cornerstone Funds is DWR.


The  offering for the Partnership originally commenced on  May  31,

1984  and  currently continues, with 41,701.582 Units sold  through

June  30,  1998.  The Cornerstone Funds have sold an  aggregate  of

235,407.756 Units, leaving 14,592.244 Units remaining available for sale as of July 1, 1998.



The  aggregate  price  of Units sold through  June  30,  1998  with respect to the Partnership is $65,634,485.

Item 6.  Exhibits and Reports on Form 8-K

         Reports on Form 8-K. - No such reports have been filed for the quarter ended June 30, 1998.

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




                               Dean Witter Cornerstone Fund II
                                        (Registrant)

                               By: Demeter Management Corporation
                                       (General Partner)

August 12, 1998                By:/s/    Lewis  A.  Raibley,  III
                               Lewis A. Raibley, III
                                        Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.