Form 10-Q
period 1998-09-30
WITTER DEAN CORNERSTONE FUND II
filed 1998-11-13
CIK 736999

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 1998 or

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

                       September 30, 1998

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

   Statements of Financial Condition
   September 30, 1998 (Unaudited) and December 31, 1997......2

   Statements of Operations for the Quarters Ended
   September 30, 1998 and 1997 (Unaudited)...................3

   Statements of Operations for the Nine Months Ended
   September 30, 1998 and 1997 (Unaudited)...................4

   Statements of Changes in Partners' Capital for
   the Nine Months Ended September 30, 1998 and 1997
   (Unaudited)...............................................5

   Statements of Cash Flows for the Nine Months Ended
   September 30, 1998 and 1997 (Unaudited)...................6

   Notes to Financial Statements (Unaudited)..............7-11

Item 2. Management's Discussion and Analysis of Financial

Condition and Results of Operations..............12-20

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..................................21

Item 2.  Changes in Securities and Use of Proceeds..........21

Item  6.   Exhibits  and  Reports on Form  8-K...................
22





                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                 DEAN WITTER CORNERSTONE FUND II
               STATEMENTS OF FINANCIAL CONDITION

                                                September     30,
December 31,
                                                             1998
1997
                                                                $
$
                                               (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
 Cash                                   29,312,937     29,293,294
 Net unrealized gain on open contracts    3,319,142     2,003,679

 Total Trading Equity                  32,632,079      31,296,973

Interest receivable (DWR)                 100,814         106,167
Due from DWR                               47,426          27,883

 Total Assets                           32,780,319     31,431,023

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Accrued incentive fees                   401,530         618,270
 Redemptions payable                      247,547         199,022
 Accrued management fees                  108,738         104,350
 Accrued administrative expenses           50,026                  21,640

 Total Liabilities                        807,841         943,282


Partners' Capital

 Limited Partners (7,512.250 and
  7,967.401 Units, respectively)       31,073,237      29,677,943
 General Partner (217.400 Units)          899,241         809,798

 Total Partners' Capital               31,972,478      30,487,741

 Total Liabilities and Partners' Capital     32,780,319  31,431,023


NET ASSET VALUE PER UNIT                4,136.34         3,724.92

          The accompanying notes are an integral part of these financial statements.


                DEAN WITTER CORNERSTONE FUND II
                    STATEMENTS OF OPERATIONS
                           (Unaudited)



                              For the Quarters Ended September 30,

                                       1998            1997
                                        $            $
REVENUES
 Trading profit:
    Realized                        1,339,601   974,132
    Net change in unrealized        1,555,758   586,612

      Total Trading Results         2,895,359 1,560,744

 Interest Income (DWR)                305,458    296,118

      Total Revenues                3,200,817 1,856,862


EXPENSES

 Brokerage commissions (DWR)          356,729   367,088
 Incentive fees                       325,774   127,873
    Management fees                   317,521   292,225
 Transaction fees and costs            36,736    37,341
 Administrative expenses               12,550     11,599

      Total Expenses                1,049,310   836,126


NET INCOME                          2,151,507 1,020,736


NET INCOME ALLOCATION

 Limited Partners                   2,091,679   994,782
 General Partner                       59,828    25,954


NET INCOME PER UNIT

 Limited Partners                      275.19     119.38
 General Partner                      275.19      119.38


          The accompanying notes are an integral part of these financial statements.

                DEAN WITTER CORNERSTONE FUND II
                    STATEMENTS OF OPERATIONS
                           (Unaudited)


                             For the Nine Months Ended September 30,

                                       1998            1997
                                        $            $
REVENUES
 Trading profit:
    Realized                        3,479,157   3,237,515
    Net change in unrealized        1,315,463     252,984

      Total Trading Results         4,794,620  3,490,499

 Interest Income (DWR)                903,734     924,295

      Total Revenues                5,698,354   4,414,794


EXPENSES

 Brokerage commissions (DWR)        1,063,212  1,029,202
    Management fees                   904,976    858,673
 Incentive fees                       403,912    220,502
 Transaction fees and costs           101,880     99,189
 Administrative expenses               31,806       33,422

      Total Expenses                2,505,786   2,240,988


NET INCOME                          3,192,568   2,173,806


NET INCOME ALLOCATION
 Limited Partners                   3,103,125   2,122,113
 General Partner                       89,443      51,693


NET INCOME PER UNIT

 Limited Partners                      411.42      237.78
 General Partner                       411.42     237.78



          The accompanying notes are an integral part of these financial statements.

                DEAN WITTER CORNERSTONE FUND II
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
     For the Nine Months Ended September 30, 1998 and 1997
                          (Unaudited)



                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total



Partners' Capital
  December 31, 1996    9,205.342  $28,360,195  $685,975 $29,046,1
70

Offering of Units        94.328    314,933     -       314,933

Net Income                -      2,122,113     51,6932,173,806
Redemptions            (970.846) (3,274,058)         -         (3
,274,058)

Partners' Capital
  September 30, 1997    8,328.824  $27,523,183   $737,668$28,260,
851





Partners' Capital
 December 31, 1997    8,184.801  $29,677,943  $809,798$30,487,741

Offering of Units         8.044     29,966      -       29,966

Net Income                  -    3,103,125     89,4433,192,568

Redemptions                (463.195)     (1,737,797)            -
(1,737,797)

Partners' Capital
 September 30, 1998   7,729.650  $31,073,237  $899,241$31,972,478






           The accompanying notes are an integral part of these financial statements.


                DEAN WITTER CORNERSTONE FUND II
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)



                             For the Nine Months Ended September 30,

                                       1998            1997
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                        3,192,568   2,173,806
Noncash item included in net income:
    Net change in unrealized      (1,315,463)  (252,984)

(Increase) decrease in operating assets:
    Interest receivable (DWR)         5,353       1,537
    Due from DWR                     (19,543)    67,259

Increase (decrease) in operating liabilities:
    Accrued incentive fees         (216,740)    (122,802)
    Accrued management fees           4,388      (3,340)
    Accrued administrative expenses  28,386      (2,951)
    Accrued brokerage commissions (DWR)-        (21,745)
       Accrued    transaction   fees    and    costs            -
(694)


Net    cash   provided   by   operating   activities    1,678,949
1,838,086


CASH FLOWS FROM FINANCING ACTIVITIES

 Offering of units                   29,966     314,933
 Increase (decrease) in redemptions payable  48,525  (93,981)
 Redemptions of units             (1,737,797)(3,274,058)

Net cash used for financing activities  (1,659,306)(3,053,106)


Net increase (decrease) in cash      19,643  (1,215,020)

Balance at beginning of period   29,293,294  28,509,266

Balance at end of period         29,312,937    27,294,246


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

(collectively, "futures interests").  The Partnership is  one  of the  Dean Witter Cornerstone Funds, comprised of the Partnership,

Dean  Witter  Cornerstone Fund III, and Dean  Witter  Cornerstone

Fund  IV.  The general partner is Demeter Management  Corporation

("Demeter").   The non-clearing commodity broker is  Dean  Witter

Reynolds  Inc.  ("DWR"), an affiliate of Demeter.   The  clearing

commodity   broker  is  Carr  Futures  Inc.  ("Carr"),  providing

clearing and execution services.  Both Demeter and DWR are wholly-

owned  subsidiaries of Morgan Stanley Dean Witter & Co. ("MSDW").

The  trading  advisors  who make all trading  decisions  for  the

Partnership  are  John  W.  Henry &  Company,  Inc.  ("JWH")  and

Northfield Trading L.P. (the "Trading Advisors").

                 DEAN WITTER CORNERSTONE FUND II
           NOTES TO FINANCIAL STATEMENTS (CONTINUED)


2. Related Party Transactions

The Partnership's cash is on deposit with DWR and Carr in futures interest trading accounts to meet margin requirements as  needed.

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

rate  volatility.  At September 30, 1998 and December  31,  1997,

open contracts were:

                               Contract or Notional Amount
                            September 30, 1998      December  31,
1997                                       $                   $
Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase       50,131,000       30,057,000
   Commitments to Sell               -            13,539,000
 Commodity Futures:
   Commitments to Purchase        4,944,000        6,148,000
   Commitments to Sell            6,997,000       15,082,000
 Foreign Futures:
   Commitments to Purchase      104,750,000       25,543,000
   Commitments to Sell            6,049,000       20,799,000
Off-Exchange-Traded
 Forward Currency Contracts
   Commitments to Purchase       66,275,000       17,705,000
   Commitments to Sell           26,499,000       46,518,000

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


The  net  unrealized gains on open contracts are  reported  as  a component  of  "Equity in Commodity futures trading accounts"  on the  Statements of Financial Condition and totaled $3,319,142 and

$2,003,679  at  September  30,  1998  and  December   31,   1997,

respectively.



Of  the  $3,319,142  net unrealized gain  on  open  contracts  at

September 30, 1998, $2,915,602 related to exchange-traded futures contracts  and  $403,540  related to off-exchange-traded  forward currency contracts.



Of  the  $2,003,679  net unrealized gain  on  open  contracts  at

December 31, 1997, $1,675,343 related to exchange-traded  futures contracts  and  $328,336  related to off-exchange-traded  forward currency contracts.


Exchange-traded  futures contracts held  by  the  Partnership  at

September 30, 1998 and December 31, 1997 mature through September

1999   and   December  1998,  respectively.   Off-exchange-traded

forward  currency contracts held by the Partnership at  September

30, 1998

                 DEAN WITTER CORNERSTONE FUND II
           NOTES TO FINANCIAL STATEMENTS (CONTINUED)



and  December  31, 1997 mature through December  1998  and  March

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

Carr,  as  a  futures commission merchant for  the  Partnership's exchange-traded  futures  contracts,  is  required,  pursuant  to regulations of the Commodity Futures Trading Commission ("CFTC"),

to  segregate from their own assets, and for the sole benefit  of their commodity customers, all funds held by them with respect to exchange-traded futures contracts, including an amount  equal  to the  net  unrealized  gain on all open futures  contracts,  which funds,  in the aggregate, totaled $32,228,539 and $30,968,637  at

September  30,  1998  and December 31, 1997,  respectively.  With respect to the Partnership's off-exchange-traded forward currency

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

Credit  Agricole  Indosuez,  has guaranteed  to  the  Partnership payment of the net liquidating value of the transactions  in  the

Partnership's  account  with  Carr  (including  foreign  currency contracts).



For  the nine months ended September 30, 1998 and the year  ended

December   31,   1997,  the  average  fair  value  of   financial

instruments held for trading purposes was as follows:

                                         September 30, 1998
                                       Assets        Liabilities
                                         $                $

Exchange-Traded Contracts:
  Financial Futures                  30,372,000       13,313,000
  Commodity Futures                   3,505,000       12,613,000
  Foreign Futures                    44,241,000       21,235,000
Off-Exchange-Traded Forward
 Currency Contracts                  52,863,000       70,346,000

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

Item   2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Liquidity - Assets of the Partnership are deposited with  DWR  as non-clearing  broker  and  Carr as clearing  broker  in  separate futures  interest trading accounts established for  each  of  the

Trading  Advisors and are used by the Partnership  as  margin  to engage  in  futures interest trading.  Such assets  are  held  in either  non-interest  bearing  bank  accounts  or  in  securities

approved  by  the  CFTC for investment of  customer  funds.   The

Partnership's assets held by DWR and Carr may be used  as  margin solely  for  the Partnership's trading.  Since the  Partnership's sole  purpose  is to trade in futures interests, it  is  expected that the Partnership will continue to own such liquid assets  for margin purposes.



The  Partnership's investment in futures interests may, from time to  time, be illiquid. Most United States futures exchanges limit fluctuations in certain futures interest prices during  a  single day  by  regulations  referred to as  "daily  price  fluctuations limits" or "daily limits".  Pursuant to such regulations,  during a  single trading day no trades may be executed at prices  beyond

the daily limit.   If the price for a particular futures interest

has increased or decreased by an amount equal to the daily limit,

positions  in  such  futures interest can neither  be  taken  nor liquidated  unless  traders are willing to effect  trades  at  or

within  the  limit.   Futures interests prices have  occasionally

moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Partnership from  promptly  liquidating its futures interests and  result  in restrictions on redemptions.



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



Capital  Resources.  The Partnership does not have, nor  does  it expect  to  have,  any  capital assets.  Future  redemptions  and exchanges  of Units of Limited Partnership Interest  will  affect the amount of funds available for investment in futures interests in  subsequent  periods.  Since they are  at  the  discretion  of

Limited  Partners, it is not possible to estimate the amount  and therefore, the impact of future redemptions and exchanges.


Results of Operations

For the Quarter and Nine Months Ended September 30, 1998

For  the quarter ended September 30, 1998, the Partnership recorded total trading revenues including interest income of $3,200,817  and

posted  an  increase  in  Net  Asset  Value  per  Unit.   The  most

significant  gains were recorded in the financial  futures  markets from long positions in German, U.S. and Japanese interest rate futures as prices in these perceived "safe havens" rallied higher during  August  and  September  due  to  a  "flight-to-quality"  by investors seeking refuge from economic uncertainty.  Smaller  gains were  recorded from long positions in British, Italian  and  French

bond  futures as prices in these markets also trended  higher.   In

the  agricultural markets, profits were recorded  from  short  corn futures  positions  as  grain prices moved lower  during  July  and

August  on  reports  of  strong crops and  decreasing  demand  from overseas.  These gains were partially offset by losses incurred  in the  currency markets from transactions involving the British pound as  its value failed to move with consistent direction relative  to the  U.S. dollar throughout most of the quarter.  Losses were  also recorded  in  metals  during September from  short  silver  futures positions  as  precious metals prices were boosted  higher  by  the weakness  of  the  U.S. dollar and volatility  in  several  of  the

world's  economies.   Smaller losses were experienced  during  July

from  short  coffee futures positions as prices spiked  higher  and during  September  from short crude oil futures  positions  as  oil

prices  jumped  above $16 a barrel amid shrinking supplies.   Total

expenses  for  the  three  months ended  September  30,  1998  were

$1,049,310, resulting in net income of $2,151,507.  The value of an individual Unit in the Partnership increased from $3,861.15 at June

30, 1998 to $4,136.34 at September 30, 1998.



For  the  nine  months ended September 30, 1998, the  Partnership recorded  total  trading revenues including  interest  income  of

$5,698,354  and posted an increase in Net Asset Value  per  Unit.

The most significant gains were recorded during August and

September in the financial futures markets from long positions in

European,  U.S. and Japanese bond futures due to a strong  upward price  trend in these perceived "safe havens".  Most global  bond prices rallied higher during August and September as a result  of a  "flight-to-quality"  by investors seeking  security  from  the

volatility  plaguing  many of the world's economies.   Additional

gains were recorded in the energy markets from short positions in crude oil futures as oil prices moved lower during the first half of the year, as well as during July and early August, as supplies

remained  in  surplus.   In the currency  markets,  profits  were

recorded  from short positions in the South African rand  as  its value  declined significantly relative to the U.S. dollar  during

May and June despite an effort by the South African government to support  its  declining currency.  Smaller profits were  recorded during  July  and August in the agricultural markets  from  short corn  futures positions as grain prices trended lower on  reports of strong crops and decreasing demand from overseas.  These gains were partially offset by losses incurred in metals during January from  short gold futures positions as gold prices reversed higher

after  trending  lower  in  previous months.   Losses  were  also

recorded  in  this  complex during May  from  long  gold  futures positions  as  precious  metals prices  moved  lower  and  during

September from short silver futures positions as precious  metals prices  increased in lieu of the U.S. dollar's weakness.  Smaller losses  were  recorded in soft commodities  from  trading  cotton futures during the first and third quarters, as prices moved in a trendless pattern, and from short coffee futures positions during

July  as  prices reversed higher after trending lower earlier  in the year.  Total expenses for the nine months ended September 30,

1998 were $2,505,786, resulting in net income of $3,192,568.  The value  of  an  individual Unit in the Partnership increased  from

$3,724.92  at  December 31, 1997 to $4,136.34  at  September  30,

1998.


For the Quarter and Nine Months Ended September 30, 1997

For  the  quarter  ended  September  30,  1997,  the  Partnership recorded  total  trading revenues including  interest  income  of

$1,856,862  and posted an increase in Net Asset Value  per  Unit.

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

July.   A  portion  of the Partnership's overall  gains  for  the

quarter was offset by losses experienced from trading coffee  and cocoa  futures  during  July and September  as  prices  in  these markets moved in a short-term volatile pattern. In energies, choppy movement in oil prices resulted in smaller losses from trading  crude oil futures throughout the quarter. Total expenses for  the  three  months ended September 30, 1997  were  $836,126,

resulting  in  net  income  of  $1,020,736.   The  value  of   an

individual  Unit in the Partnership increased from  $3,273.76  at

June 30, 1997 to $3,393.14 at September 30, 1997.



For  the  nine  months ended September 30, 1997, the  Partnership recorded  total  trading revenues including  interest  income  of

$4,414,794  and posted an increase in Net Asset Value  per  Unit.

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

Smaller losses were recorded in the agricultural markets as gains experienced  earlier in the year from trading corn  futures  were more  than  offset by losses recorded in this market  during  the third quarter. In soft commodities, gains recorded from long coffee futures positions as coffee prices trended higher during the  first  half of the year were offset by losses from trendless price  movement in sugar and cocoa futures.  Total  expenses  for the  nine  months  ended  September  30,  1997  were  $2,240,988,

resulting in net income of $2,173,806. The value of an individual

Unit in the Partnership increased from $3,155.36 at December  31,

1996 to $3,393.14 at September 30, 1997.



Year  2000 Problem - Commodity pools, like financial and business organizations  and individuals around the world,  depend  on  the smooth functioning of computer systems.  Many computer systems in use  today cannot recognize the computer code for the year  2000,

but revert to 1900 or some other date.  This is commonly known as the  "Year  2000  Problem".  The Partnership could  be  adversely affected  if computer systems used by it or any third party  with whom  it has a material relationship do not properly process  and calculate date-related information and data concerning  dates  on or  after  January 1, 2000.  Such a failure could have a negative impact  on  the handling or determination of futures  trades  and prices and the services provided to the Partnership.



MSDW  began its planning in response to the Year 2000 Problem  in

1995  and currently has several hundred employees working on such response.  It has developed its own Year 2000 compliance plan  to deal  with the problem and had the plan approved by the company's

executive   management,  Board  of  Directors   and   Information

Technology  Department.   Demeter is coordinating  with  MSDW  in

taking steps that both believe are reasonably designed to address the Year 2000 Problem with respect to Demeter's computer systems that  relate  to  the  Partnership.  This includes  hardware  and software upgrades, systems consulting and computer maintenance.



Beyond  the  challenge  facing  internal  computer  systems,  the systems  failure  of  any  of the third  parties  with  whom  the

Partnership  has a material relationship - the futures  exchanges and  clearing organizations through which it trades, Carr, or the

Trading  Advisors - could result in a material financial risk  to

the  Partnership.   Regarding  the futures  exchanges,  all  U.S.

futures  exchanges will be subject to the monitoring of the  CFTC for  their  Year 2000 preparedness and the major foreign  futures exchanges are also expected to be subject to market-wide  testing of  their Year 2000 compliance during 1999.  With respect to Carr and  the  Trading  Advisors, Demeter  intends  to  monitor  their progress throughout 1999 in their Year 2000 compliance and, where applicable,  to  test its external interface with  Carr  and  the

Trading Advisors.



Finally, MSDW has begun developing various "contingency plans" in the  event  that  the  systems of such third  parties  fail,  and

Demeter  intends  to  consult closely with MSDW  in  implementing

those   plans.   MSDW  has  also  recently  reported   that   its

development of such contingency plans is proceeding on  schedule.

Despite the best efforts of both Demeter and MSDW, however, there can  be  no assurance that the above steps will be sufficient  to avoid any adverse impact to the Partnership, whether from failures in their own computer systems or those of Carr, the

Trading Advisors or any other third party.



Risks  Associated  with  the Euro - On January  1,  1999,  eleven countries  in  the  European  Union  intend  to  establish  fixed conversion  rates  on  their existing  sovereign  currencies  and convert to a common single currency (the "euro").  During a three-

year  transition  period, the existing sovereign currencies  will continue  to exist but only as a fixed denomination of the  euro.

Conversion  to  the euro will prevent the Trading  Advisors  from trading  in  certain currencies and thereby limit its ability  to take  advantage  of  potential market  opportunities  that  might otherwise have existed had separate currencies been available  to

trade,  and  could  result  in  losses  with  respect  to   those

positions.

                  PART II.  OTHER INFORMATION



Item 1.   LEGAL PROCEEDINGS

Previously filed.  See Form 10-Q for the quarter ended March  31,

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


The  offering for the Partnership originally commenced on  May  31,

1984  and  currently continues, with 41,701.582 Units sold  through

September  30, 1998.  The Cornerstone Funds have sold an  aggregate of  235,414.617 Units, leaving 14,585.383 Units remaining available for sale as of October 1, 1998.



The  aggregate price of Units sold through September 30, 1998  with respect to the Partnership is $65,634,485.

Item 6.  Exhibits and Reports on Form 8-K

Reports on Form 8-K. - No reports have been filed for the quarter ended September 30, 1998.

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




                               Dean Witter Cornerstone Fund II
                                        (Registrant)

                               By: Demeter Management Corporation
                                       (General Partner)

November 13, 1998              By:
                               Lewis A. Raibley, III
                                        Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.