Form 10-Q
period 1999-03-31
WITTER DEAN CORNERSTONE FUND II
filed 1999-05-14
CIK 736999

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the period ended March 31, 1999 or

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

                         March 31, 1999

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

   Statements of Financial Condition March 31, 1999
   (Unaudited) and December 31, 1998..........................2

   Statements of Operations for the Quarters Ended
   March 31, 1999 and 1998 (Unaudited)........................3

   Statements of Changes in Partners' Capital for the
   Quarters Ended March 31, 1999 and 1998
   (Unaudited)................................................4

   Statements of Cash Flows for the Quarters Ended
   March 31, 1999 and 1998 (Unaudited)........................5

   Notes to Financial Statements (Unaudited)...............6-10

Item 2. Management's Discussion and Analysis of Financial

Condition and Results of Operations.............. 11-17

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk . . . . . . . . . . . . . . . . . ..  17-28

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................   29

Item 2.  Changes in Securities and Use of Proceeds........29-30

Item  6.   Exhibits  and  Reports on Form  8-K...................
 .30





                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                DEAN WITTER CORNERSTONE FUND II
               STATEMENTS OF FINANCIAL CONDITION

                                     March 31,     December 31,
                                        1999           1998
                                         $              $
                                    (Unaudited)
ASSETS
Equity in futures interests trading accounts:
 Cash                               28,656,473     29,949,571
  Net  unrealized gain on open contracts      1,550,932      2,05
6,152

      Total Trading Equity          30,207,405     32,005,723

 Interest receivable (DWR)              90,138         91,948
 Due from DWR                           59,582         15,425

      Total Assets                  30,357,125     32,113,096


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                   236,407      173,375
 Accrued management fees               100,743      106,613
 Accrued administrative expenses        33,628       22,428
 Accrued incentive fees               -             413,951

      Total Liabilities               370,778       716,367

Partners' Capital

 Limited Partners (7,214.403 and
  7,372.211 Units, respectively)    29,506,193    30,904,584
 General Partner (117.400 Units)      480,154         492,145

 Total Partners' Capital            29,986,347    31,396,729

  Total  Liabilities and Partners' Capital    30,357,125    32,11
3,096


NET ASSET VALUE PER UNIT             4,089.90        4,192.04

          The accompanying notes are an integral part of these financial statements.

                DEAN WITTER CORNERSTONE FUND II
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                For the Quarters Ended March 31,

                                       1999            1998
                                        $            $
REVENUES
 Trading profit (loss):
       Realized                           195,940          82,266
 Net change in unrealized          (505,220)   (956,192)
      Total Trading Results         (309,280)   (873,926)
    Interest Income (DWR)           270,868      307,482
      Total Revenues                 (38,412)   (566,444)


EXPENSES

      Brokerage   commissions  (DWR)      377,294         349,130
Management    fees                       302,607          295,273
Transaction   fees  and  costs             39,351          32,877
Administrative expenses              11,201         8,104
      Total Expenses                730,453       685,384

NET LOSS                            (768,865) (1,251,828)

NET LOSS ALLOCATION

      Limited   Partners                  (756,874)   (1,218,484)
General Partner                      (11,991)    (33,344)

NET LOSS PER UNIT

      Limited   Partners                   (102.14)      (153.37)
General    Partner                        (102.14)       (153.37)

          The accompanying notes are an integral part of these financial statements.

                DEAN WITTER CORNERSTONE FUND II
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
        For the Quarters Ended March 31, 1999 and 1998
                           (Unaudited)



                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total


Partners' Capital
   December 31, 1997      8,184.801$29,677,943  $809,798   $30,48
7,741

Offering of Units             8.044      29,966   -         29,966

Net Loss                        -  (1,218,484) (33,344) (1,251,82
8)

Redemptions                 (123.706)      (446,566)            -
(446,566)

Partners' Capital
   March  31, 1998          8,069.139   $28,042,859      $776,454
$28,819,313




Partners' Capital
   December 31, 1998      7,489.611$30,904,584  $492,145   $31,39
6,729

Net Loss                        -    (756,874) (11,991)   (768,86
5)

Redemptions                   (157.808)      (641,517)          -
(641,517)

Partners' Capital
   March 31, 1999          7,331.803        $29,506,193     $480,
154                    $29,986,347








           The accompanying notes are an integral part of these financial statements.


                DEAN WITTER CORNERSTONE FUND II
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                                For the Quarters Ended March 31,

                                       1999            1998
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
 Net    loss                             (768,865)    (1,251,828)
 Noncash item included in net loss:
    Net change in unrealized        505,220     956,192
 (Increase) decrease in operating assets:
      Interest   receivable   (DWR)           1,810         8,441
Due from DWR                         (44,157)    (43,523)
 Increase (decrease) in operating liabilities:
      Accrued   management  fees            (5,870)       (7,563)
Accrued administrative expenses      11,200       8,104
    Accrued incentive fees          (413,951)   (618,270)

 Net cash used for operating activities   (714,613)   (948,447)


CASH FLOWS FROM FINANCING ACTIVITIES
 Offering of units                     -         29,966
 Increase in redemptions payable     63,032      17,638
 Redemptions of units               (641,517)    (446,566)

 Net cash used for financing activities     (578,485)   (398,962)

 Net decrease in cash             (1,293,098) (1,347,409)
 Balance at beginning of period  29,949,571    29,293,294

 Balance at end of period        28,656,473     27,945,885





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

Partnership's December 31, 1998 Annual Report on Form 10-K.

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

Advisors").

                 DEAN WITTER CORNERSTONE FUND II
           NOTES TO FINANCIAL STATEMENTS (CONTINUED)


2. Related Party Transactions

The Partnership's cash is on deposit with DWR and Carr in futures interests trading accounts to meet margin requirements as needed.

DWR  pays  interest on these funds based on current 13-week  U.S.

Treasury  bill rates. The Partnership pays brokerage  commissions to DWR.



3.  Financial Instruments

The  Partnership trades commodity futures contracts  and  forward contracts on foreign currencies.  Risk arises from changes in the

value   of  these  contracts  and  the  potential  inability   of

counterparties  to  perform under the  terms  of  the  contracts.

There are numerous factors which may significantly influence  the

market   value  of  these  contracts,  including  interest   rate

volatility.



In  June  1998, the Financial Accounting Standards  Board  issued

Statement  of  Financial Accounting Standard  ("SFAS")  No.  133,

"Accounting  for  Derivative Instruments and Hedging  Activities"

effective  for fiscal years beginning after June 15,  1999.   The

Partnership has elected to adopt the provisions of SFAS  No.  133 beginning with the fiscal year ended December 31, 1998.  SFAS No.

133 supersedes SFAS No. 119 and No. 105, which required the

                 DEAN WITTER CORNERSTONE FUND II
           NOTES TO FINANCIAL STATEMENTS (CONTINUED)




disclosure of average aggregate fair values and contract/notional values, respectively, of derivative financial instruments for  an entity  which carries its assets at fair value.  The  application of  SFAS  No.  133  does  not have a significant  effect  on  the

Partnership's financial statements.



The  net  unrealized  gain on open contracts  is  reported  as  a component  of  "Equity in futures interests trading accounts"  on the  Statements of Financial Condition and totaled $1,550,932 and

$2,056,152 at March 31, 1999 and December 31, 1998, respectively.

Of  the $1,550,932 net unrealized gain on open contracts at March

31,  1999 $1,265,056 related to exchange-traded futures contracts and  $285,876  related  to off-exchange-traded  forward  currency contracts.



Of  the  $2,056,152  net unrealized gain  on  open  contracts  at

December 31, 1998, $2,421,869 related to exchange-traded  futures contracts  and $(365,717) related to off-exchange-traded  forward currency contracts.



Exchange-traded  futures contracts held  by  the  Partnership  at

March  31,  1999 and December 31, 1998 mature through March  2000 and  December  1999,  respectively.  Off-exchange-traded  forward currency

                 DEAN WITTER CORNERSTONE FUND II
           NOTES TO FINANCIAL STATEMENTS (CONTINUED)




contracts held by the Partnership at March 31, 1999 and  December

31, 1998 mature through June 1999 and March 1999, respectively.



The  Partnership  is subject to the credit risk  associated  with counterparty  non-performance.  The credit risk  associated  with the  instruments in which the Partnership is involved is  limited to  the  amounts  reflected  in the Partnership's  Statements  of

Financial  Condition.  DWR and Carr act as the futures commission merchants  or  the counterparties with respect  to  most  of  the

Partnership's  assets.  Exchange-traded  futures  contracts   are

marked  to  market  on  a daily basis, with variations  in  value settled  on  a  daily basis. Each of DWR and Carr, as  a  futures commission  merchant for all of the Partnership's exchange-traded futures contracts, are required, pursuant to regulations  of  the

Commodity  Futures Trading Commission ("CFTC") to segregate  from their  own  assets, and for the sole benefit of  their  commodity customers, all funds held by them with respect to exchange-traded

futures   contracts,  including  an  amount  equal  to  the   net

unrealized  gain on all open futures contracts, which  funds,  in the  aggregate, totaled $29,921,529 and $32,371,440 at March  31,

1999 and December 31, 1998, respectively.



With  respect  to  the Partnership's off-exchange-traded  forward currency  contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the

                 DEAN WITTER CORNERSTONE FUND II
           NOTES TO FINANCIAL STATEMENTS (CONCLUDED)




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



Capital  Resources. The Partnership does not have,  nor  does  it expect  to  have,  any  capital assets.  Future  redemptions  and exchanges  of  Units of Limited Partnership Interest  ("Unit(s)")

will  affect  the  amount of funds available  for  investment  in futures interests in subsequent periods.  Since they are  at  the discretion  of Limited Partners, it is not possible  to  estimate the  amount  and therefore, the impact of future redemptions  and exchanges of Units.



Results of Operations

For the Quarter Ended March 31, 1999

For  the  quarter ended March 31, 1999, the Partnership  recorded total trading losses net of interest income of $38,412 and posted a  decrease  in  net Asset Value per Unit. The  most  significant

losses   were  experienced  from  short  positions  in   Japanese

government bond futures as prices moved higher during a  majority of  the  quarter. Early in the quarter, Japanese government  bond prices  moved  higher  in a "flight-to-quality"  due  to  renewed financial market turmoil in Brazil. Prices in this market were also boosted higher following an announcement by the Japanese

Ministry  of  Finance  during February  that  they  would  resume outright  purchases of JGBs.  Later in the first quarter,  prices in  this  market surged higher in response to the Bank of Japan's aggressive  easing  of monetary policy which  brought  short-term interest  rates down to virtually zero.  In metals,  losses  were experienced  during March from long silver futures  positions  as silver  prices retreated after Berkshire Hathaway's annual report failed  to  provide any new information on the  company's  silver positions.  In soft commodities, losses were recorded  from  long coffee  futures  positions during January, as  prices  fell  amid fears  that  Brazilian exports will flood the  market,  and  from short  coffee  futures positions during March as  options-related buying  triggered  waves of buy-stops at several  key  resistance levels, attracting fund short-covering and pushing prices higher.

Smaller losses were recorded in global stock index futures during

February from short positions in Hang Seng Index futures as  Hong

Kong  stock prices rose on short-covering and reports  that  Walt

Disney  may open a theme park in that region.  These losses  were mitigated  by  gains  recorded  in  currencies  from  short  euro positions  as  the  value  of the new  European  common  currency declined  relative to the U.S. dollar throughout the quarter  due to  a  recent economic slowdown in Europe and on fears  that  the

European  Central Bank would cut interest rates.   During  March,

additional gains were recorded from short positions in the  euro,

as  well  as  the  Swiss  franc, as the value  of  most  European currencies dropped due to the growing uncertainty regarding military action in Yugoslavia. In energies, gains were recorded from  long  crude oil futures positions as oil prices climbed  on news  that  both  OPEC  and  non-OPEC countries  had  reached  an agreement  to  cut  total  output by  approximately  two  million barrels a day beginning April 1st.  Total expenses for the  three months  ended March 31, 1999 were $730,453, resulting  in  a  net loss  of  $768,865.  The value of a Unit decreased from $4,192.04 at December 31, 1998 to $4,089.90 at March 31, 1999.



For the Quarter Ended March 31, 1998

For  the  quarter ended March 31, 1998, the Partnership  recorded total  trading  losses  net of interest income  of  $566,444  and

posted  a  decrease  in  Net  Asset Value  per  Unit.   The  most

significant  losses  were  experienced from  short  Japanese  yen positions as the value of the yen reversed higher versus the U.S.

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

Total  expenses for the three months ended March  31,  1998  were

$685,384, resulting in a net loss of $1,251,828.  The value of  a

Unit  decreased from $3,724.92 at December 31, 1997 to  $3,571.55 at March 31, 1998.

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

Technology Department. Demeter is coordinating with MSDW to



           address  the  Year  2000  Problem  with   respect   to

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

Risks  Associated  With  the Euro.  On January  1,  1999,  eleven countries  in  the  European Union established  fixed  conversion rates on their existing sovereign currencies and converted  to  a

common   single  currency  (the  "euro").   During  a  three-year

transition  period,  the sovereign currencies  will  continue  to exist  but  only as a fixed denomination of the euro.  Conversion to the euro prevents the Trading Advisors from trading in certain currencies and thereby limits their ability to take advantage  of potential market opportunities that might otherwise have  existed had  separate  currencies been available  to  trade.  This  could adversely affect the performance results of the Partnership.



Item  3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES  ABOUT  MARKET
RISK

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



The  Partnership's  total market risk is  influenced  by  a  wide variety  of factors, including the diversification effects  among the Partnership's existing open positions, the volatility present

within  the  market(s), and the liquidity of the  market(s).   At

varying  times,  each of these factors may act to  exacerbate  or mute the market risk associated with the Partnership.



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


Quantifying the Partnership's Trading Value at Risk


The  following  quantitative disclosures regarding  the  Partner-

ship's market risk exposures contain "forward-looking statements"

within  the  meaning  of  the safe harbor  from  civil  liability provided for such statements by the Private Securities Litigation

Reform Act of 1995 (set forth in Section 27A of the Securities

Act  of  1933 and Section 21E of the Securities Exchange  Act  of

1934).   All quantitative disclosures in this section are  deemed

to be forward-looking statements for purposes of the safe harbor,

except for statements of historical fact.



The Partnership accounts for open positions on the basis of mark-

to-market accounting principles.  As such, any loss in the fair value  of  the Partnership's open positions is directly reflected in  the  Partnership's earnings, whether realized or  unrealized,

and  the  Partnership's cash flow, as profits and losses on  open positions of exchange-traded futures interests are settled  daily through variation margin.



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


The Partnership's Value at Risk in Different Market Sectors


The  following  table  indicates  the  VaR  associated  with  the

Partnership's open positions as a percentage of total net  assets by  market category as of March 31, 1999.  As of March 31,  1999,

the  Partnership's  total capitalization  was  approximately  $30 million.

     Primary Market             March 31, 1999
     Risk Category              Value at Risk

     Interest Rate                 (0.88)%

     Currency                       (2.41)

     Equity                         (0.65)

      Commodity                          (0.65)

      Aggregate Value at Risk        (2.57)%

Aggregate  value  at  risk represents the aggregate  VaR  of  the

Partnership's open positions and not the sum of the  VaR  of  the individual categories listed above.  Aggregate VaR will be  lower as  it  takes into account correlation among different  positions and categories.


The  table  above  represents the VaR  of  the  Partnership's  open

positions   at   March  31,  1999  only  and  is  not   necessarily

representative  of  either  the  historic  or  future  risk  of  an investment in the Partnership.  As the Partnership's sole  business is  the  speculative  trading of primarily futures  interests,  the

composition  of  its  portfolio  of  open  positions   can   change

significantly  over any given time period or even within  a  single

trading  day.   Such  changes  in open positions  could  materially

impact  market  risk  as  measured  by  VaR  either  positively  or negatively.



The  table below supplements the quarter-end VaR by presenting  the

Partnership's  high, low and average VaR as a percentage  of  total net  assets for the four quarterly reporting periods from April  1,

1998 through March 31, 1999.

Primary Market Risk Category        High       Low     Average

Interest                           (1.21)%   (0.87)%   (1.04)%

Currency                                    (2.41)         (0.85)
(1.65)

Equity                                       (0.65)        (0.22)
(0.35)

Commodity                          (0.73)    (0.58)    (0.64)

Aggregate Value at Risk            (2.57)%   (1.34)%   (2.02)%

Limitations on Value at Risk as an Assessment of Market Risk


The  face  value  of  the  market sector instruments  held  by  the

Partnership is typically many times the applicable margin  require-

ments,  as such margin requirements generally range between 2%  and

15%  of  contract  face value.  Additionally, due  to  the  use  of leverage, the face value of the market sector instruments  held  by the Partnership is typically many times the total capitalization of the Partnership.  The financial magnitude of the Partnership's open

positions thus creates a      "risk of ruin" not typically found in

other  investment  vehicles.   Due to  the  relative  size  of  the

positions held, certain market conditions may cause the Partnership to  incur losses greatly in excess of VaR within a short period  of time.  The foregoing VaR tables, as well as the past performance of the  Partnership, gives no indication of such "risk  of  ruin".  In addition, VaR risk measures should be interpreted in light  of  the

methodology's  limitations,  which  include  the  following:   past

changes  in  market  risk factors will not  always  yield  accurate predictions of the distributions and correlations of future  market movements;  changes  in  portfolio  value  in  response  to  market movements  may differ from the responses implicit in a  VaR  model;

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

The  foregoing  VaR tables present the results of the Partnership's

VaR  for each of the Partnership's market risk exposures and on  an aggregate  basis  at March 31, 1999 and for the  end  of  the  four quarterly  reporting periods from April 1, 1998 through  March  31,

1999.   Since  VaR is based on historical data, VaR should  not  be

viewed   as   predictive  of  the  Partnership's  future  financial

performance or its ability to manage and monitor risk and there can

be  no  assurance  that  the  Partnership's  actual  losses  on   a

particular  day will not exceed the VaR amounts indicated  or  that such losses will not occur more than 1 in 100 trading days.



Non-Trading Risk

The  Partnership  has non-trading market risk on its  foreign  cash balances not needed for margin.  However, such balances, as well as

any   market   risk  they  may  represent,  are  immaterial.    The

Partnership  also  maintains a substantial  portion  (approximately

87%)  of its available assets in cash at DWR.  A decline in  short-

term  interest  rates will result in a decline in the Partnership's cash  management  income. This cash flow  risk  is  not  considered material.



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



The  following  were the primary trading risk  exposures  of  the

Partnership as of March 31, 1999, by market sector.   It  may  be

anticipated  however,  that  these  market  exposures  will  vary materially over time.

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

Partnership  for the foreseeable future.  The changes  in  interest rates which have the most effect on the Partnership are changes  in

long-term,   as  opposed  to  short-term,  rates.   Most   of   the

speculative futures positions held by the Partnership are in medium-

to-long term instruments.  Consequently, even a material change  in short-term rates would have little effect on the Partnership if the medium-to-long term rates were to remain steady.

     Currency.   The Partnership's currency exposure is to exchange

rate   fluctuations,  primarily  fluctuations  which  disrupt   the

historical  pricing relationships between different currencies  and currency pairs.  These fluctuations are influenced by interest rate

changes as well as political and general economic conditions.   The

Partnership trades in a large number of currencies, including cross-

rates - i.e., positions between two currencies other than the  U.S.

dollar.   However, the Partnership's major exposures have typically

been  in  the dollar/euro, dollar/yen, dollar/mark and dollar/pound

positions.   Demeter does not anticipate that the risk  profile  of

the Partnership's currency sector will change significantly in the future, although it is difficult at this point to predict the effect  of  the  introduction of the Euro on the Trading  Advisors'

currency trading strategies.

      Equity.    The  Partnership's primary equity exposure  is  to

equity  price  risk in the G-7 countries.  The stock index  futures traded  by the Partnership are by law limited to futures on broadly

based  indices.   As  of March 31, 1999, the Partnership's  primary

exposures   were   in  the  Nikkei  (Japan)  and   All   Ordinaries

(Australia),  stock indices.  The Partnership is primarily  exposed to  the risk of adverse price trends or static markets in the major

U.S.,  European  and Japanese indices.  (Static markets  would  not cause  major  market changes but would make it  difficult  for  the

Partnership to avoid being "whipsawed" into numerous small losses).

      Commodity.

     Metals.   The Partnership's primary metals market exposure  is

to  fluctuations in the price of gold and silver.  Although certain

Trading  Advisors will from time to time trade base metals such  as copper,  the  principal market exposures of  the  Partnership  have

consistently  been in the precious metals, gold  and  silver.   The

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

Partnership.

     Soft Commodities and Agriculturals.  The Partnership's primary commodities  exposure  is to fluctuations  in  the  price  of  soft commodities and agriculturals which are often directly affected  by severe  or  unexpected weather conditions.  Corn, sugar and  coffee accounted for the substantial bulk of the Partnership's commodities exposure  as of March 31, 1999.  The Partnership also had  material market exposure to live cattle, currently does and may do so  again

in  the  future.   However, Demeter anticipates  that  the  Trading

Advisors  will  maintain an emphasis on corn, sugar and  coffee  in which the Partnership has historically taken its largest positions.

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



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the  only non-trading  risk  exposure  of  the

Partnership as of March 31, 1999:

Foreign  Currency  Balances.   The  Partnership's  primary  foreign

currency  balances  are  in euros, British  pounds,  Japanese  yen,

Singapore  dollars and Swiss francs. The Partnership  controls  the non-trading  risk  of these balances by regularly converting  these balances back into dollars (no less frequently than twice a  month,

and  more  frequently  if  a  particular foreign  currency  balance becomes unusually high).



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

Advisors,  each  of  whose  strategies focus  on  different  market

sectors   and   trading  approaches,  and  (ii),   monitoring   the

performance of the Trading Advisors on a daily basis. In  addition,

the Trading Advisors establish diversification guidelines often set in  terms of the maximum margin to be committed to positions in any

one market sector or market sensitive instrument.    One should  be

aware  that  certain  Trading Advisors  treat  their  risk  control policies  as  strict rules, whereas others treat such  policies  as general guidelines.

     Demeter  monitors  and controls the risk of the  Partnership's

non-trading   instrument,  cash  which  is  the  only   Partnership

investment directed by Demeter rather than the Trading Advisors.

                  PART II.  OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS

The  following supplements Legal Proceedings previously disclosed in Item 3. of the Partnership's  1998 Form 10-K:



On  April  12,  1999,  the  defendants  filed  a  motion  in  the

California  action to oppose certification by the  court  of  the class in the California litigation.



With  respect  to JWH, the New York Supreme Court  complaint  was dismissed  with prejudice when the plaintiffs failed  to  replead against  JWH in December, 1998.  Further, JWH has been  dismissed as  a  defendant  in  the  California actions  without  prejudice pursuant  to  a  tolling  agreement with plaintiffs  executed  in

January, 1999.



Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS


Dean  Witter  Cornerstone Fund ("Cornerstone I"), the  Partnership,

and  Dean  Witter Cornerstone III ("Cornerstone III")  collectively

registered   250,000   Units   of  Limited   Partnership   Interest

("Unit(s)") pursuant to a Registration Statement on Form S-1, which became  effective  on  May 31, 1984 (the "Registration  Statement")

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

The managing underwriter for the Cornerstone Funds is DWR.



The  offering for the Partnership originally commenced on  May  31,

1984  and  41,703.528 Units have been sold through April  1,  1999.

Through April 1, 1999, an aggregate of 235,422.053 Units have  been sold  leaving 14,577.947 Units remaining available for sale  as  of

April 1, 1999.



The  aggregate  price  of Units sold through  April  1,  1999  with respect to Cornerstone II is $65,642,656.



Effective September 30, 1984, Cornerstone II, Cornerstone  III  and

Cornerstone IV were closed to new investors; Units have  been  sold since then solely through "Exchanges" between the Cornerstone Funds only, by existing Cornerstone investors, at 100% of Net Asset Value per  Unit. DWR has been paying all expenses in connection with  the offering of Units since September 30, 1994, without reimbursement.




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




                           Dean Witter Cornerstone Fund II
                               (Registrant)

                           By: Demeter Management Corporation
                                (General Partner)

May 14, 1999               By:/s/   Lewis A. Raibley, III
                                    Lewis A. Raibley, III
                                    Director and Chief Financial
                                      Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.