Form 10-Q
period 1999-06-30
WITTER DEAN CORNERSTONE FUND II
filed 1999-08-11
CIK 736999

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 1999 or

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


Registrant's telephone number, including area code (212) 392-5454
_
(Former name, former address, and former fiscal year, if changed since last report)


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

                         June 30, 1999

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

   Statements of Financial Condition
   June 30, 1999 (Unaudited) and December 31, 1998...........2

   Statements of Operations for the Quarters Ended
   June 30, 1999 and 1998 (Unaudited)........................3

   Statements of Operations for the Six Months Ended
   June 30, 1999 and 1998 (Unaudited)........................4

   Statements of Changes in Partners' Capital for
   the Six Months Ended June 30, 1999 and 1998
   (Unaudited)...............................................5

   Statements of Cash Flows for the Six Months Ended
   June 30, 1999 and 1998 (Unaudited)........................6

   Notes to Financial Statements (Unaudited)..............7-11

Item 2. Management's Discussion and Analysis of Financial

Condition and Results of Operations..............12-20

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk .....................................20-32

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..................................33

Item 2.  Changes in Securities and Use of Proceeds.......33-34

Item  6.   Exhibits  and  Reports on Form  8-K...................
34





                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                DEAN WITTER CORNERSTONE FUND II
               STATEMENTS OF FINANCIAL CONDITION


                                      June 30,     December 31,
                                        1999           1998
                                         $              $
                                    (Unaudited)
ASSETS
Equity in futures interests trading accounts:
 Cash                               29,205,910    29,949,571
 Net unrealized gain on open contracts    1,897,443    2,056,152

      Total Trading Equity          31,103,353     32,005,723

 Interest receivable (DWR)              93,282         91,948
 Due from DWR                           59,036         15,425

      Total Assets                  31,255,671     32,113,096

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                  461,143         173,375
 Accrued management fees              103,689         106,613
 Accrued administrative expenses       45,194          22,428
 Accrued incentive fees                 26,402        413,951

                             Total Liabilities       636,428       716,367


Partners' Capital

 Limited Partners (7,019.304 and
  7,372.211 Units, respectively)   30,115,551      30,904,584
 General Partner (117.400 Units)      503,692         492,145

 Total Partners' Capital            30,619,243     31,396,729

 Total Liabilities and Partners' Capital   31,255,671 32,113,096

NET ASSET VALUE PER UNIT            4,290.39         4,192.04

          The accompanying notes are an integral part of these financial statements.

                DEAN WITTER CORNERSTONE FUND II
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                For the Quarters Ended June 30,

                                       1999            1998
                                        $            $
REVENUES
 Trading profit:
 Realized                           1,639,097   2,057,290
 Net change in unrealized            346,511      715,897

      Total Trading Results         1,985,608   2,773,187

    Interest Income (DWR)             274,157   290,794

      Total Revenues                2,259,765  3,063,981


EXPENSES

 Brokerage commissions (DWR)          405,370    357,353
 Management fees                      309,927     292,182
 Transaction fees and costs            40,453      32,267
 Incentive fees                        26,784      78,138
 Administrative expenses               11,565      11,152
                                  Total    Expenses       794,099
771,092

NET INCOME                          1,465,666   2,292,889


NET INCOME ALLOCATION

    Limited Partners                1,442,128  2,229,930
    General Partner                    23,538      62,959


NET INCOME PER UNIT

    Limited Partners                   200.49      289.60
    General Partner                    200.49      289.60

          The accompanying notes are an integral part of these financial statements.


                 DEAN WITTER CORNERSTONE FUND II
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                               For the Six Months Ended June 30,

                                       1999            1998
                                        $            $
REVENUES
 Trading profit (loss):
 Realized                         1,835,037   2,139,556
 Net change in unrealized           (158,709)   (240,295)

      Total Trading Results       1,676,328   1,899,261

    Interest Income (DWR)           545,025      598,276

      Total Revenues              2,221,353     2,497,537


EXPENSES

 Brokerage commissions (DWR)        782,664     706,483
 Management fees                    612,534     587,455
 Transaction fees and costs          79,804      65,144
 Incentive fees                      26,784      78,138
 Administrative expenses             22,766         19,256

    Total Expenses                1,524,552    1,456,476

NET INCOME                          696,801     1,041,061


NET INCOME ALLOCATION

    Limited Partners                685,254   1,011,446
    General Partner                  11,547      29,615


NET INCOME PER UNIT

    Limited Partners                  98.35      136.23
    General Partner                   98.35      136.23

          The accompanying notes are an integral part of these financial statements.

                DEAN WITTER CORNERSTONE FUND II
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
        For the Six Months Ended June 30, 1999 and 1998
                          (Unaudited)



                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total


Partners' Capital,
   December 31, 1997       8,184.801   $29,677,943       $809,798
$30,487,741

Offering  of  Units              8.044        29,966            -
29,966

Net Income                      -    1,011,446  29,615    1,041,0
61
Redemptions                  (317.811)        (1,152,100)       -
(1,152,100)

Partners' Capital,
   June  30, 1998           7,875.034 $29,567,255  $839,413   $30
,406,668




Partners' Capital,
   December 31, 1998      7,489.611     $30,904,584      $492,145
$31,396,729

Net Income                     -      685,254   11,547     696,801

Redemptions               (352.907)     (1,474,287)             -
(1,474,287)

Partners' Capital,
  June 30, 1999           7,136.704        $30,115,551   $503,692
$30,619,243





           The accompanying notes are an integral part of these financial statements.


                DEAN WITTER CORNERSTONE FUND II
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                               For the Six Months Ended June 30,

                                       1999            1998
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                         696,801   1,041,061
 Noncash item included in net income:
    Net change in unrealized        158,709     240,295
 (Increase) decrease in operating assets:
    Interest receivable (DWR)         (1,334)     5,367
    Due from DWR                    (43,611)    (45,888)

 Increase (decrease) in operating liabilities:
    Accrued management fees           (2,924)     (1,999)
    Accrued administrative expenses      22,766      15,837
    Accrued incentive fees          (387,549)   (540,132)

       Net  cash  provided  by  operating  activities     442,858
714,541


CASH FLOWS FROM FINANCING ACTIVITIES

   Offering   of   units                     -             29,966
Increase   in   redemptions   payable       287,768        21,465
Redemptions of units              (1,474,287)  (1,152,100)

 Net cash used for financing activities  (1,186,519)  (1,100,669)


 Net decrease in cash               (743,661)   (386,128)

 Balance at beginning of period  29,949,571    29,293,294

 Balance at end of period        29,205,910    28,907,166




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

Partnership's December 31, 1998 Annual Report on Form 10-K.

1. Organization

Dean   Witter  Cornerstone  Fund  II  is  a  limited  partnership organized  to  engage in the speculative trading of  futures  and forward  contracts  on  foreign currencies  and  other  commodity interests  (collectively, "futures interests").  The  Partnership is  one  of the Dean Witter Cornerstone Funds, comprised  of  the

Partnership,  Dean Witter Cornerstone Fund III, and  Dean  Witter

Cornerstone  Fund  IV.   The  Partnership's  general  partner  is

Demeter  Management  Corporation ("Demeter").   The  non-clearing

commodity  broker is Dean Witter Reynolds Inc.  ("DWR"),  and  an

unaffiliated   clearing  commodity  broker,  Carr  Futures   Inc.

("Carr"), provides clearing and execution services.  Both Demeter and  DWR  are  wholly-owned subsidiaries of Morgan  Stanley  Dean

Witter  &  Co. ("MSDW").  The trading managers to the Partnership are  Northfield  Trading L.P. and John W. Henry &  Company,  Inc.

(collectively, the "Trading Managers").

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



3.  Financial Instruments

The  Partnership trades futures and forward contracts on  foreign currencies  and other commodity interests.  Futures and  forwards represent  contracts for delayed delivery of an instrument  at  a specified date and price.  Risk arises from changes in the  value of  these contracts and the potential inability of counterparties to  perform under the terms of the contracts.  There are numerous factors  which  may significantly influence the market  value  of these contracts, including interest rate volatility.



In  June  1998, the Financial Accounting Standards  Board  issued

Statement  of  Financial Accounting Standard  ("SFAS")  No.  133,

"Accounting  for Derivative Instruments and Hedging  Activities",

effective  for fiscal years beginning after June 15,  1999.   The

Partnership  elected  to adopt the provisions  of  SFAS  No.  133 beginning  with  the  fiscal year that ended December  31,  1998.

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

Partnership's financial statements.



The  net  unrealized  gain on open contracts  is  reported  as  a component  of  "Equity in futures interests trading accounts"  on the  Statements of Financial Condition and totaled $1,897,443 and

$2,056,152 at June 30, 1999 and December 31, 1998, respectively.



Of  the $1,897,443 net unrealized gain on open contracts at  June

30, 1999, $1,913,324 related to exchange-traded futures contracts and  $(15,881)  related to off-exchange-traded  forward  currency contracts.



Of  the  $2,056,152  net unrealized gain  on  open  contracts  at

December 31, 1998, $2,421,869 related to exchange-traded  futures contracts  and $(365,717) related to off-exchange-traded  forward currency contracts.



Exchange-traded futures contracts held by the Partnership at June

30,  1999  and  December 31, 1998 mature through  June  2000  and

December 1999, respectively. Off-exchange-traded forward currency

                 DEAN WITTER CORNERSTONE FUND II
           NOTES TO FINANCIAL STATEMENTS (CONTINUED)


contracts  held by the Partnership at June 30, 1999 and  December

31,   1998   mature  through  September  1999  and  March   1999,

respectively.



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

Commodity  Futures Trading Commission ("CFTC") to segregate  from their  own  assets, and for the sole benefit of  their  commodity customers, all funds held by them with respect to exchange-traded

futures   contracts,  including  an  amount  equal  to  the   net

unrealized  gain on all open futures contracts, which  funds,  in the  aggregate, totaled $31,119,234 and $32,371,440 at  June  30,

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



Results of Operations

For the Quarter and Six Months Ended June 30, 1999

For  the  quarter  ended June 30, 1999, the Partnership  recorded total  trading  revenues including interest income of  $2,259,765 and  posted  an  increase in Net Asset Value per Unit.  The  most significant  gains were recorded from long positions in  Japanese government bond futures as prices rallied higher during April and

May  as  investors  flooded into higher yielding  long-term  debt instruments after the Japanese government failed to propose a new economic spending plan. Additional profits were recorded from short positions in U.S. interest rate futures as domestic bond prices moved lower during May and June amid inflationary concerns and  fears  of  an  interest rate hike by  the  Federal  Reserve.

Profits  were  also recorded from long positions in Nikkei  Index futures  as Japanese equity prices moved higher during April,  on hopes  that  the  Japanese government may take more  measures  to stimulate  their economy, and during June due to the  release  of

encouraging  economic data out of that country.   In  the  energy

markets,  gains were recorded during June from long positions  in crude  oil  futures as oil prices surged to a 19-month high  amid signs of declining inventories and a growth in global demand.  In currencies, profits recorded from short positions in the European common  currency,  as the value of the euro weakened  versus  the

U.S.  dollar  throughout  a majority of the  quarter,  more  than offset losses from short Singapore dollar positions.  These gains were  partially offset by losses incurred in the soft commodities markets  from long positions in coffee futures as prices  dropped during  June on forecasts for warmer weather in Brazil and  ample warehouse  supplies.  Total expenses for the three  months  ended

June  30,  1999  were  $794,099,  resulting  in  net  income   of

$1,465,666.   The  value of a Unit increased  from  $4,089.90  at

March 31, 1999 to $4,290.39 at June 30, 1999.


For  the six months ended June 30, 1999, the Partnership recorded total  trading  revenues including interest income of  $2,221,353 and  posted  an  increase in Net Asset Value per Unit.  The  most significant gains were recorded in the energy markets  from  long positions in crude oil futures as oil prices climbed during the first quarter on news that both OPEC and non-OPEC countries had reached  an  agreement to cut total output by  approximately  two million  barrels a day beginning April 1st.  Oil prices  received an  added boost during the second quarter as prices reached a 19-

month  high  due  to  declining inventory levels  and  increasing

demand.   Additional gains were recorded in the currency  markets

from  short positions in the European common currency, the  euro,

and  the  Swiss  franc as the value of these currencies  weakened versus the U.S. dollar throughout the first half of 1999 due to a recent  economic  slowdown in Europe,  fears  that  the  European

Central  Bank would cut interest rates, the crisis in  Yugoslavia

and  strong  economic  data out of the U.S.   Profits  were  also

recorded  from long positions in Nikkei Index futures as Japanese equity  prices  moved  higher during April,  on  hopes  that  the

Japanese  government may take more measures  to  stimulate  their economy,  and  during  June  due to the  release  of  encouraging economic  data  out of that country.  These gains were  partially offset  by losses experienced in the metals markets during  March from  long  silver  futures positions as silver prices  retreated after  Berkshire Hathaway's annual report failed to  provide  any

new  information  on  the  company's silver  positions.   Smaller

losses  were  incurred from long coffee futures positions  during

January  and June, as prices fell amid warmer weather  in  Brazil and  fears that Brazilian exports will flood the market, and from short coffee futures positions during March as prices were pushed higher  due  to  speculative short-covering.  In global  interest rate futures, gains from short positions in U.S. interest rate futures, as prices fell during February, May and June, due to fears  of  inflation,  offset  losses  from  short  positions  in

Japanese government bond futures as prices moved higher during  a majority of the first quarter.  Total expenses for the six months ended  June 30, 1999 were $1,524,552, resulting in net income  of

$696,801.   The  value  of  a Unit increased  from  $4,192.04  at

December 31, 1998 to $4,290.39 at June 30, 1999.


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

June.    Smaller  losses  were  recorded  from  long  gold  futures

positions during May as precious metals prices moved lower.   Total

expenses  for  the three months ended June 30, 1998 were  $771,092,

resulting  in  net  income of $2,292,889.   The  value  of  a  Unit

increased from $3,571.55 at March 31, 1998 to $3,861.15 at June 30,

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

The value of a Unit increased from $3,724.92 at December 31, 1997 to $3,861.15 at June 30, 1998.



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

Department. Demeter is coordinating with MSDW to address the Year

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

Trading  Managers - could result in a material financial risk  to the  Partnership.  All  U.S. futures  exchanges  are  subject  to monitoring  by the CFTC of their Year 2000 preparedness  and  the major  foreign futures exchanges are also expected to be  subject to market-wide testing of their Year 2000 compliance during 1999.

Demeter  intends to monitor the progress of Carr and the  Trading

Managers throughout 1999 in their Year 2000 compliance and, where applicable,  to  test its external interface with  Carr  and  the

Trading Managers.



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



Risks  Associated  With  the Euro.  On January  1,  1999,  eleven countries  in  the  European Union established  fixed  conversion rates on their existing sovereign currencies and converted  to  a

common   single  currency  (the  "euro").   During  a  three-year

transition  period,  the sovereign currencies  will  continue  to exist  but  only as a fixed denomination of the euro.  Conversion to the euro prevents the Trading Managers from trading in certain currencies and thereby limits their ability to take advantage  of potential market opportunities that might otherwise have  existed had  separate  currencies been available  to  trade.  This  could adversely affect the performance results of the Partnership.


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



The  Partnership's  risk exposure in the various  market  sectors traded  by  the Trading Managers is estimated below in  terms  of

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

Trading Managers in their daily risk management activities.


The Partnership's Value at Risk in Different Market Sectors


The  following  table  indicates  the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net  Assets by market category as of June 30, 1999.  As of June 30, 1999, the

Partnership's total capitalization was approximately $31 million.



     Primary Market             June 30, 1999
     Risk Category              Value at Risk

     Currency                      (2.16)%

     Interest Rate                 (1.09)

     Equity                        (0.28)

      Commodity                         (0.72)

      Aggregate Value at Risk      (2.72)%



Aggregate  value  at  risk represents the aggregate  VaR  of  the

Partnership's open positions and not the sum of the  VaR  of  the individual categories listed above.  Aggregate VaR will be  lower as  it  takes into account correlation among different  positions and categories.


The  table  above  represents the VaR of the  Partnership's  open

positions   at  June  30,  1999  only  and  is  not   necessarily

representative  of  either the historic  or  future  risk  of  an

investment  in  the  Partnership.   As  the  Partnership's   sole

business   is  the  speculative  trading  of  primarily   futures

interests, the composition of its portfolio of open positions can change significantly over any given time period or even within  a

single  trading  day.   Such  changes  in  open  positions  could

materially   impact  market  risk  as  measured  by  VaR   either

positively or negatively.



The table below supplements the quarter-end VaR by presenting the

Partnership's high, low and average VaR as a percentage of total

Net  Assets for the four quarterly reporting periods from  July  1,

1998 through June 30, 1999.



Primary Market Risk Category        High       Low     Average

Currency                           (2.41)%   (0.85)%    (1.73)%

Interest    Rate                              (1.19)       (0.87)
(1.01)

Equity                                       (0.65)        (0.22)
(0.35)

Commodity                          (0.72)    (0.58)     (0.64)

Aggregate Value at Risk            (2.72)%   (1.34)%    (2.10)%


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



The  foregoing  VaR tables present the results of the Partnership's

VaR  for each of the Partnership's market risk exposures and on  an aggregate  basis  at  June 30, 1999 and for the  end  of  the  four quarterly  reporting  periods from July 1, 1998  through  June  30,

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

Securities Act and Section 21E of the Securities Exchange Act.  The

Partnership's  primary  market  risk  exposures  as  well  as   the

strategies used and to be used by Demeter and the Trading  Managers for  managing such exposures are subject to numerous uncertainties,

contingencies  and risks, any one of which could cause  the  actual results  of  the  Partnership's risk controls to differ  materially from  the objectives of such strategies.  Government interventions,

defaults  and  expropriations, illiquid markets, the  emergence  of dominant  fundamental  factors,  political  upheavals,  changes  in

historical   price   relationships,  an  influx   of   new   market

participants,  increased regulation and many  other  factors  could result  in  material losses as well as in material changes  to  the

risk   exposures  and  the  risk  management  strategies   of   the

Partnership.    Investors  must  be  prepared  to   lose   all   or

substantially all of their investment in the Partnership.

The  following  were the primary trading risk  exposures  of  the

Partnership  as of June 30, 1999, by market sector.   It  may  be

anticipated  however,  that  these  market  exposures  will  vary materially over time.

      Currency. The primary market exposure in the Partnership is in  the currency sector.  The Partnership's currency exposure  is to  exchange  rate  fluctuations,  primarily  fluctuations  which disrupt  the  historical pricing relationships between  different currencies and currency pairs.  Interest rate changes as well  as

political   and  general  economic  conditions  influence   these

fluctuations.   The  Partnership trades  in  a  large  number  of

currencies,  including cross-rates - i.e., positions between  two currencies other than the U.S. dollar.  For the second quarter of

1999,  the  Partnership's major exposures were in  outright  U.S.

dollar positions.  (Outright positions consist of the U.S. dollar

vs.  other currencies.  These other currencies include the  major and minor currencies).  Demeter does not anticipate that the risk

profile   of  the  Partnership's  currency  sector  will   change

significantly  in  the future.  The currency trading  VaR  figure includes foreign margin amounts converted into U.S. dollars  with an  incremental  adjustment to reflect  the  exchange  rate  risk inherent to the dollar-based Partnership in expressing VaR  in  a functional currency other than dollars.

      Interest  Rate.  The  second largest market  exposure  this quarter  was in the interest rate complex.  Exposure  was  spread across the U.S., Japanese, German, European and British interest rate sectors. Interest rate movements directly affect the price of  the  sovereign bond futures positions held by the Partnership and  indirectly affect the value of its stock index and  currency

positions.   Interest rate movements in one country  as  well  as

relative  interest  rate movements between  countries  materially

impact   the   Partnership's  profitability.   The  Partnership's

primary  interest  rate exposure is generally  to  interest  rate fluctuations  in the United States and the other  G-7  countries.

However,  the  Partnership also takes futures  positions  in  the

government  debt  of  smaller nations - e.g. Australia.   Demeter

anticipates  that G-7 and Australian interest rates  will  remain the  primary  interest rate exposure of the Partnership  for  the foreseeable  future.  The changes in interest rates,  which  have the most effect on the Partnership, are changes in long-term,  as opposed  to  short-term, rates.  Most of the speculative  futures positions  held  by  the Partnership are in  medium-to-long  term instruments.  Consequently, even a material change in  short-term rates  would  have  little effect on the  Partnership,  were  the medium-to-long term rates to remain steady.

      Equity.   The Partnership's primary equity exposure  is  to

equity  price risk in the G-7 countries.  The stock index futures traded  by  the  Partnership are by law  limited  to  futures  on broadly  based  indices.  As of June 30, 1999, the  Partnership's primary  exposures  were  in the All Ordinaries  (Australia)  and

Nikkei  (Japan)  stock  indices.  The  Partnership  is  primarily exposed to the risk of adverse price trends or static markets  in the U.S. and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the

Partnership  to  avoid  being  "whipsawed"  into  numerous  small losses).

     Commodity.

     Energy.  On June 30, 1999, the Partnership's energy exposure was  shared  by  futures contracts in the  oil  and  natural  gas

markets.   Price movements in these markets result from political

developments  in  the  Middle East, weather patterns,  and  other economic  fundamentals.  As oil prices have  broken  out  of  low price  ranges  achieved in 1998, it is possible  that  volatility will  increase as well.  Significant profits and losses have been and  are  expected to continue to be experienced in this  market.

Natural gas, also a primary energy market exposure, has exhibited more  volatility than the oil markets on an intra-day  and  daily basis and is expected to continue in this choppy pattern.

      Soft Commodities and Agriculturals.  On June 30, 1999,  the

Partnership  had a reasonable amount of exposure in  the  markets that comprise these sectors.  Most of the exposure, however,  was

in  the  corn,  sugar  and  cotton markets.   Supply  and  demand

inequalities,  severe weather disruption and market  expectations affect price movements in these markets.

     Metals.    The Partnership's primary metals market  exposure

is  to  fluctuations in the price of gold and  silver.   Although

certain  Trading  Managers will, from time to  time,  trade  base

metals   such  as  copper  and  aluminum,  the  principal  market

exposures  of the Partnership have consistently been in  precious metals, gold and silver.  The Trading Managers' gold trading  has

                                              been   increasingly

limited  due to the long-lasting and mainly non-volatile  decline in  the  price of gold over the last 10-15 years. However, silver prices  have remained volatile over this period, and the  Trading

Managers  have from time to time taken substantial  positions  as they  have  perceived  market opportunities to  develop.  Demeter anticipates  that gold and silver will remain the primary  metals market exposure for the Partnership.



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership as of June 30, 1999:



Foreign  Currency  Balances.  The Partnership's  primary  foreign currency  balances  are  in euros, Japanese  yen,  South  African rands,  Swiss francs and British pounds. The Partnership controls the  non-trading  risk of these balances by regularly  converting

these  balances  back  into  dollars  upon  liquidation  of   the

respective position.



Qualitative Disclosures Regarding Means of Managing Risk Exposure

The  means  by  which  the Partnership and  the  Trading  Managers,

severally,  attempt  to manage the risk of the  Partnership's  open positions is essentially the same in all market categories  traded.

Demeter attempts to manage the Partnership's market exposure by (i)

diversifying  the  Partnership's  assets  among  different  Trading

Managers,  each  of  whose  strategies focus  on  different  market

sectors   and   trading  approaches,  and  (ii),   monitoring   the

performance of the

Trading  Managers  on  a  daily basis.  In  addition,  the  Trading

Managers establish diversification guidelines often set in terms of the  maximum margin to be committed to positions in any one  market sector  or  market sensitive instrument.  One should be aware  that certain  Trading  Managers  treat their risk  control  policies  as strict  rules,  whereas  others  treat  such  policies  as  general guidelines.



Demeter  monitors  and controls the risk of the Partnership's  non-

trading  instrument, cash, which is the only Partnership investment directed by Demeter, rather than the Trading Managers.

                  PART II.  OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS

The  following supplements Legal Proceedings previously disclosed in the Partnership's  1998 Form 10-K:



With   respect   to  the  plaintiff's  consolidated   action   in

California, on July 1, 1999, the Superior Court of the  State  of

California, ruling from the bench, denied the plaintiffs'  motion to have their lawsuit certified as a class action, stating, among other  things,  that plaintiffs' lawsuit did not  present  common questions of fact.



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

The managing underwriter for the Cornerstone Funds is DWR.



The  offering for the Partnership originally commenced on  May  31,

1984  and  currently continues with 41,706.006 Units  sold  through

July  1,  1999.  The aggregate price of Units sold through July  1,

1999 was $65,653,270.



For the Cornerstone Funds in aggregate, 235,430.680 Units have been sold  through  July  1,  1999, leaving 14,569.320  Units  remaining available for sale as of July 1, 1999.



Effective September 30, 1984, the Partnership, Cornerstone III  and

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




                           Dean Witter Cornerstone Fund II
                               (Registrant)

                           By: Demeter Management Corporation
                                (General Partner)

August 13, 1999            By:/s/   Lewis A. Raibley, III
                                    Lewis A. Raibley, III
                                    Director and Chief Financial
                                      Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.