Form 10-Q
period 1999-09-30
WITTER DEAN CORNERSTONE FUND II
filed 1999-11-12
CIK 736999

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 1999 or

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

                       September 30, 1999

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

   Statements of Financial Condition
   September 30, 1999 (Unaudited) and December 31, 1998......2

   Statements of Operations for the Quarters Ended
   September 30, 1999 and 1998 (Unaudited)...................3

   Statements of Operations for the Nine Months Ended
   September 30, 1999 and 1998 (Unaudited)...................4

   Statements of Changes in Partners' Capital for
   the Nine Months Ended September 30, 1999 and 1998
   (Unaudited)...............................................5

   Statements of Cash Flows for the Nine Months Ended
   September 30, 1999 and 1998 (Unaudited)...................6

   Notes to Financial Statements (Unaudited)..............7-11

Item 2. Management's Discussion and Analysis of Financial

Condition and Results of Operations..............12-21

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk .....................................21-33

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings...............................   34

Item 2.  Changes in Securities and Use of Proceeds.......34-35

Item  6.   Exhibits  and  Reports on Form  8-K...................
35




                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                DEAN WITTER CORNERSTONE FUND II
               STATEMENTS OF FINANCIAL CONDITION


                                   September 30,   December 31,
                                        1999           1998
                                         $              $
                                    (Unaudited)
ASSETS
Equity in futures interests trading accounts:
 Cash                               28,431,683    29,949,571
 Net unrealized gain on open contracts   1,142,381    2,056,152

      Total Trading Equity          29,574,064     32,005,723

 Interest receivable (DWR)              95,830         91,948
 Due from DWR                           63,588         15,425

      Total Assets                  29,733,482     32,113,096

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                  183,097         173,375
 Accrued management fees               97,811         106,613
 Accrued administrative expenses       57,947          22,428
 Accrued incentive fees               -               413,951

                             Total Liabilities       338,855       716,367


Partners' Capital

 Limited Partners (6,890.202 and
  7,372.211 Units, respectively)   28,902,172      30,904,584
 General Partner (117.400 Units)       492,455        492,145

 Total Partners' Capital            29,394,627     31,396,729

 Total Liabilities and Partners' Capital  29,733,482 32,113,096


NET ASSET VALUE PER UNIT             4,194.68        4,192.04

          The accompanying notes are an integral part of these financial statements.

                DEAN WITTER CORNERSTONE FUND II
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                              For the Quarters Ended September 30,

                                       1999            1998
                                        $            $
REVENUES
 Trading profit (loss):
 Realized                           545,905     1,339,601
 Net change in unrealized          (755,062)   1,555,758

      Total Trading Results         (209,157)  2,895,359

    Interest Income (DWR)           287,213       305,458

      Total Revenues                 78,056    3,200,817


EXPENSES

 Brokerage commissions (DWR)        431,856      356,729
 Management fees                    299,483       317,521
 Transaction fees and costs          40,421        36,736
 Administrative expenses             12,753           12,550
 Incentive fees                      (26,784)      325,774

                                  Total    Expenses       757,729
1,049,310

NET INCOME (LOSS)                   (679,673)    2,151,507


NET INCOME (LOSS) ALLOCATION

    Limited Partners                (668,436)  2,091,679
    General Partner                  (11,237)      59,828


NET INCOME (LOSS) PER UNIT

    Limited Partners                  (95.71)      275.19
    General Partner                   (95.71)      275.19

          The accompanying notes are an integral part of these financial statements.


                 DEAN WITTER CORNERSTONE FUND II
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                            For the Nine Months Ended September 30,

                                       1999            1998
                                        $            $
REVENUES
 Trading profit (loss):
 Realized                         2,380,942   3,479,157
 Net change in unrealized           (913,771) 1,315,463

      Total Trading Results       1,467,171   4,794,620

    Interest Income (DWR)           832,238      903,734

      Total Revenues              2,299,409     5,698,354


EXPENSES

 Brokerage commissions (DWR)      1,214,520   1,063,212
 Management fees                    912,017     904,976
 Transaction fees and costs         120,225     101,880
 Administrative expenses             35,519         31,806
 Incentive fees                     -              403,912

    Total Expenses                2,282,281     2,505,786

NET INCOME                           17,128     3,192,568


NET INCOME ALLOCATION

    Limited Partners                 16,818   3,103,125
    General Partner                     310      89,443


NET INCOME PER UNIT

    Limited Partners                   2.64      411.42
    General Partner                    2.64      411.42

          The accompanying notes are an integral part of these financial statements.

                DEAN WITTER CORNERSTONE FUND II
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
     For the Nine Months Ended September 30, 1999 and 1998
                          (Unaudited)



                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total


Partners' Capital,
   December 31, 1997       8,184.801   $29,677,943       $809,798
$30,487,741

Offering  of  Units              8.044        29,966            -
29,966

Net Income                      -    3,103,125  89,443    3,192,5
68
Redemptions                  (463.195)        (1,737,797)       -
(1,737,797)

Partners' Capital,
   September  30, 1998      7,729.650 $31,073,237  $899,241   $31
,972,478




Partners' Capital,
   December 31, 1998      7,489.611     $30,904,584      $492,145
$31,396,729

Net Income                     -       16,818      310     17,128

Redemptions                        (482.009)          (2,019,230)
-                       (2,019,230)

Partners' Capital,
   September 30, 1999       7,007.602   $28,902,172      $492,455
$29,394,627









           The accompanying notes are an integral part of these financial statements.

                DEAN WITTER CORNERSTONE FUND II
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                            For the Nine Months Ended September 30,

                                       1999            1998
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                          17,128   3,192,568
 Noncash item included in net income:
    Net change in unrealized        913,771  (1,315,463)
 (Increase) decrease in operating assets:
    Interest receivable (DWR)        (3,882)      5,353
    Due from DWR                    (48,163)    (19,543)

 Increase (decrease) in operating liabilities:
    Accrued management fees           (8,802)     4,388
    Accrued administrative expenses  35,519      28,386
    Accrued incentive fees          (413,951)   (216,740)

       Net  cash  provided  by operating activities       491,620
1,678,949


CASH FLOWS FROM FINANCING ACTIVITIES

   Offering   of   units                     -             29,966
Increase   in   redemptions   payable         9,722        48,525
Redemptions of units             (2,019,230)   (1,737,797)

 Net cash used for financing activities  (2,009,508)  (1,659,306)


 Net increase (decrease) in cash  (1,517,888)    19,643

 Balance at beginning of period   29,949,571    29,293,294

 Balance at end of period        28,431,683    29,312,937


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

Partnership's financial statements.



The  net  unrealized  gain on open contracts  is  reported  as  a component  of  "Equity in futures interests trading accounts"  on the  Statements of Financial Condition and totaled $1,142,381 and

$2,056,152  at  September  30,  1999  and  December   31,   1998,

respectively.



Of  the  $1,142,381  net unrealized gain  on  open  contracts  at

September  30, 1999, $849,403 related to exchange-traded  futures contracts  and  $292,978  related to off-exchange-traded  forward currency contracts.



Of  the  $2,056,152  net unrealized gain  on  open  contracts  at

December 31, 1998, $2,421,869 related to exchange-traded  futures contracts  and $(365,717) related to off-exchange-traded  forward currency contracts.

                 DEAN WITTER CORNERSTONE FUND II
           NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Exchange-traded  futures contracts held  by  the  Partnership  at

September 30, 1999 and December 31, 1998 mature through September

2000 and December 1999, respectively. Off-exchange-traded forward currency contracts held by the Partnership at September 30,  1999 and  December  31, 1998 mature through December  1999  and  March

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

Commodity  Futures Trading Commission ("CFTC") to segregate  from their  own  assets, and for the sole benefit of  their  commodity customers, all funds held by them with respect to exchange-traded

futures   contracts,  including  an  amount  equal  to  the   net

unrealized  gain on all open futures contracts, which  funds,  in the  aggregate, totaled $29,281,086 and $32,371,440 at  September

30, 1999 and December 31, 1998, respectively.

                 DEAN WITTER CORNERSTONE FUND II
           NOTES TO FINANCIAL STATEMENTS (CONCLUDED)




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



Results of Operations

For the Quarter and Nine Months Ended September 30, 1999

For  the  quarter  ended  September  30,  1999,  the  Partnership recorded  total  trading revenues including  interest  income  of

$78,056 and, after expenses, posted a decrease in Net Asset Value per  Unit.  The  most significant net losses were  recorded  from short  positions  in Japanese government bond futures  as  prices increased  during July and September due to the strength  in  the

Japanese yen and expectations that monetary easing in that country will eventually come. Losses were also recorded from trading U.S. interest rate futures during August and September as domestic bond prices moved in a short-term volatile pattern  amid

inflationary   concerns  and  questions  regarding   the   future

direction  of  U.S.  interest  rates.   In  metals,  losses  were

incurred  during  September  from  previously  established  short positions in gold futures as gold prices reversed suddenly higher following  the  Bank  of England's second  gold  auction  and  an announcement by several European central banks of their plans  to restrict  sales of gold reserves for five years.  Smaller  losses were  recorded  in this market complex from short silver  futures positions  as  silver prices climbed higher during late  July  on technically based buying.  A portion of the Partnership's overall losses for the quarter was offset by gains recorded in the energy markets  from long positions in crude oil futures as  oil  prices

climbed   higher  throughout  the  quarter  due  to  a  perceived

tightness  in supplies, an increase in demand and an announcement by  OPEC ministers stating that they would continue to adhere  to agreed  upon  output  cuts through the  first  quarter  of  2000.

Additional profits were recorded in the soft commodities  markets from  short coffee futures positions as coffee prices slid  lower during July due to an increase in supplies, diminishing fears  of impending  frost damage to Brazilian crops and on predictions  of record  harvests  in Brazil next year.  Total  expenses  for  the three months ended September 30, 1999 were $757,729, resulting in a  net  loss  of  $679,673.  The value of a Unit  decreased  from

$4,290.39 at June 30, 1999 to $4,194.68 at September 30, 1999.

For  the  nine  months ended September 30, 1999, the  Partnership recorded  total  trading revenues including  interest  income  of

$2,299,409  and posted an increase in Net Asset Value  per  Unit.

The  most  significant gains were recorded in the energy  markets from  long  positions in crude oil futures as oil prices  climbed

during  the  first  nine months of the year.   During  the  first

quarter,  oil  prices rose on news that both  OPEC  and  non-OPEC countries  had  reached  an agreement  to  cut  total  output  by approximately two million barrels a day beginning April 1st.  Oil prices  received  an  added boost during the  second  quarter  as

prices  climbed  higher  amid  declining  inventory  levels   and

increasing  demand.  The Partnership's long crude  oil  positions continued  to  profit during the third quarter  as  a  result  of declining inventories, increasing demand and adherence to  agreed

upon  output  cuts.   Additional gains were recorded  from  short

positions in the euro, and the Swiss franc as the value of  these currencies weakened versus the U.S. dollar throughout  the  first half  of  1999 due to an economic slowdown in Europe, fears  that the European Central Bank would cut interest rates and the crisis

in  Yugoslavia.   Currency  gains were also  recorded  from  long

Japanese  yen  positions  as the value of  the  yen  strengthened versus  the  U.S.  dollar during the third  quarter  on  optimism regarding  the  Japanese economy.  Smaller profits were  recorded from long positions in Nikkei Index futures as Japanese equity prices moved higher during April, on hopes that the Japanese government may take more measures to stimulate their economy, and during  June due to the release of encouraging economic data  out of  that country.  A majority of these gains was offset by losses experienced  in  the  metals markets  from  long  silver  futures positions as silver prices retreated during March after Berkshire

Hathaway's annual report failed to provide any new information on the  company's  silver positions.  Smaller losses  were  recorded during  July from short positions in this market as prices  moved

higher  as  a  result  of technically based  buying.   In  global

interest rate futures, losses were recorded during the first  and third  quarters from short positions in Japanese government  bond futures  as  prices  moved  higher on expectations  for  monetary easing  in  Japan.  Total  expenses for  the  nine  months  ended

September  30, 1999 were $2,282,281, resulting in net  income  of

$17,128.   The  value  of  a  Unit increased  from  $4,192.04  at

December 31, 1998 to $4,194.68 at September 30, 1999.


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

Smaller  losses  were  experienced during July  from  short  coffee futures positions as prices spiked higher and during September from short crude oil futures positions as oil prices jumped above $16  a barrel  amid  shrinking  supplies.  Total expenses  for  the  three months  ended September 30, 1998 were $1,049,310, resulting in  net income of $2,151,507.  The value of a Unit increased from $3,861.15 at June 30, 1998 to $4,136.34 at September 30, 1998.



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


Item  3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES  ABOUT  MARKET
RISK

Introduction

The  Partnership  is a commodity pool engaged  primarily  in  the speculative  trading of futures interests.  The  market-sensitive instruments  held  by  the Partnership are  acquired  solely  for

speculative   trading  purposes  and,  as  a   result,   all   or

substantially all of the Partnership's assets are subject to  the risk  of trading loss.  Unlike an operating company, the risk  of market-sensitive instruments is integral, not incidental, to  the

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

Partnership's   experience   to  date   and/or   any   reasonable

expectation premised upon historical changes in the fair value of its market-sensitive instruments.


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


The Partnership's Value at Risk in Different Market Sectors

The  following  table  indicates  the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net  Assets by market category as of September 30, 1999.  As of September 30,

1999,  the  Partnership's total capitalization was  approximately

$29 million.

     Primary Market           September 30, 1999
     Risk Category              Value at Risk

     Currency                       (1.91)%

     Interest Rate                  (1.11)

     Equity                         (0.52)

      Commodity                          (0.98)

      Aggregate Value at Risk       (2.38)%

Aggregate  value  at  risk represents the aggregate  VaR  of  the

Partnership's open positions and not the sum of the  VaR  of  the individual categories listed above.  Aggregate VaR will be  lower as  it  takes into account correlation among different  positions and categories.


The  table  above  represents the VaR of the  Partnership's  open positions  at  September  30, 1999 only and  is  not  necessarily representative  of  either the historic  or  future  risk  of  an

investment  in  the  Partnership.   As  the  Partnership's   sole

business   is  the  speculative  trading  of  primarily   futures

interests, the composition of its portfolio of open positions can change significantly over any given time period or even within  a

single  trading  day.   Such  changes  in  open  positions  could

materially   impact  market  risk  as  measured  by  VaR   either

positively or negatively.



The table below supplements the quarter-end VaR by presenting the

Partnership's high, low and average VaR as a percentage of  total

Net  Assets for the four quarterly reporting periods from October

1, 1998 through September 30, 1999.

Primary Market Risk Category        High       Low     Average

Currency                           (2.41)%    (0.85)%   (1.83)%

Interest Rate                      (1.11)     (0.87)    (0.99)

Equity                             (0.65)     (0.22)    (0.42)

Commodity                          (0.98)     (0.61)    (0.74)
Aggregate Value at Risk            (2.72)%    (1.34)%   (2.25)%

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

The  foregoing  VaR tables present the results of the Partnership's

VaR  for each of the Partnership's market risk exposures and on  an aggregate basis at September 30, 1999 and for the end of  the  four quarterly  reporting periods from October 1, 1998 through September

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

Partnership  also  maintains a substantial  portion  (approximately

86%)  of its available assets in cash at DWR.  A decline in  short-

term  interest  rates will result in a decline in the Partnership's cash  management  income. This cash flow  risk  is  not  considered material.



Materiality,  as  used  throughout this section,  is  based  on  an

assessment  of  reasonably  possible  market  movements   and   the

potential losses caused by such movements, taking into account  the leverage,  optionality and multiplier features of the Partnership's market-sensitive instruments.



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



The  following  were the primary trading risk  exposures  of  the

Partnership as of September 30, 1999, by market sector.   It  may

be  anticipated  however, that these market exposures  will  vary materially over time.

      Currency. The primary market exposure in the Partnership at

September 30, 1999 was in the currency sector.  The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between  different currencies and currency pairs.  Interest  rate changes  as  well  as  political and general economic  conditions influence these fluctuations.  The Partnership trades in a  large number  of  currencies, including cross-rates -  i.e.,  positions between two currencies other than the U.S. dollar.  For the third quarter  of  1999,  the  Partnership's major  exposures  were  in outright  U.S. dollar positions.  (Outright positions consist  of the  U.S.  dollar  vs. other currencies.  These other  currencies

include  the  major  and  minor currencies).   Demeter  does  not

anticipate  that  the risk profile of the Partnership's  currency

sector  will  change significantly in the future.   The  currency

trading VaR figure includes foreign margin amounts converted into

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

However,  the  Partnership also takes futures  positions  in  the

government  debt  of  smaller nations - e.g. Australia.   Demeter

anticipates  that G-7 and Australian interest rates  will  remain the  primary  interest rate exposure of the Partnership  for  the foreseeable  future.  The changes in interest rates,  which  have the most effect on the Partnership, are changes in long-term,  as opposed  to  short-term, rates.  Most of the speculative  futures positions  held  by  the Partnership are in  medium-to  long-term instruments.  Consequently, even a material change in  short-term rates  would  have  little effect on the  Partnership,  were  the medium - to long-term rates to remain steady.

      Equity.  The  Partnership's primary equity exposure  is  to equity  price risk in the G-7 countries.  The stock index futures traded  by  the  Partnership are by law  limited  to  futures  on

broadly-based   indices.    As  of  September   30,   1999,   the

Partnership's primary exposures were in the Hang Seng (Hong Kong)

and All Ordinaries (Australia) stock indices.  The Partnership is primarily  exposed to the risk of adverse price trends or  static markets in the U.S. and Japanese indices.  (Static markets  would not  cause  major market changes but would make it difficult  for the  Partnership to avoid being "whipsawed" into  numerous  small losses).

     Commodity.

     Energy.   On  September  30, 1999, the Partnership's  energy

exposure  was  in  the  crude  and heating  oil  markets.   Price

movements in these markets result from political developments  in

the   Middle   East,   weather  patterns,  and   other   economic

fundamentals.  As oil prices have increased about 100% this year,

and,  given  that  the  agreement by OPEC to  cut  production  is approaching  expiration  in  March  2000,  it  is  possible  that volatility will remain on the high end.  Significant profits  and losses  have  been and are expected to continue to be experienced in this market.

     Metals. The Partnership's primary metals market exposure  is

to  fluctuations  in  the  price of gold  and  silver.   Although

certain  Trading  Managers will, from time to  time,  trade  base

metals   such  as  copper  and  aluminum,  the  principal  market

exposures  of the Partnership have consistently been in  precious metals,  gold  and silver.  A significant amount of exposure  was evident  in  the  gold  market as the  price  of  gold  increased dramatically  following bullish comments by the European  Central

Bank.  Silver prices were also volatile over this period, and the

Trading  Managers have taken substantial positions  as  perceived market opportunities develop.  Demeter anticipates that gold  and silver  will  remain the primary metals market exposure  for  the

Partnership.

      Soft  Commodities and Agriculturals. On September 30, 1999,

the  Partnership  had  a reasonable amount  of  exposure  in  the markets that comprise these sectors. Most of the exposure, however, was in the sugar, coffee and corn markets. Supply and

demand   inequalities,  severe  weather  disruption  and   market

expectations affect price movements in these markets.



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership as of September 30, 1999:



Foreign  Currency  Balances.  The Partnership's  primary  foreign currency  balances  are  in  the Japanese  yen,  British  pounds,

Singapore   dollars,   euros  and  South  African   rands.    The

Partnership  controls the non-trading risk of these  balances  by regularly  converting  these  balances  back  into  dollars  upon liquidation of the respective positions.



Qualitative Disclosures Regarding Means of Managing Risk Exposure

The means by which the Partnership and the Trading Managers attempt

to   manage  the  risk  of  the  Partnership's  open  positions  is essentially the same in all market categories traded.



Demeter attempts to manage the Partnership's market exposure by (i)

diversifying  the  Partnership's  assets  among  different  Trading

Managers,  each  of  whose  strategies focus  on  different  market

sectors   and   trading  approaches,  and  (ii),   monitoring   the

performance of the Trading Managers on a daily basis. In  addition,

the Trading Managers establish diversification guidelines often set in  terms of the maximum margin to be committed to positions in any one market sector
or  market-sensitive instrument.  One should be aware that  certain

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



In  the  New  York  action, the motion  to  dismiss  the  amended complaint  with prejudice has been fully briefed and  argued  and the Dean Witter Parties are awaiting the New York Supreme Court's decision.



In  the  California action, on September 24, 1999,  the  Superior

Court in the State of California entered an order dismissing  the consolidated amended complaint without prejudice on consent.




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



The  offering for the Partnership originally commenced on  May  31,

1984  and  currently continues with 41,706.006 Units  sold  through

October 1, 1999.  The aggregate price of Units sold through October

1, 1999 was $65,653,270.



For the Cornerstone Funds in aggregate, 235,430.680 Units have been sold  through  October 1, 1999, leaving 14,569.320 Units  remaining available for sale as of October 1, 1999.



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




                         Dean Witter Cornerstone Fund II
                            (Registrant)

                         By: Demeter Management Corporation
                             (General Partner)

November 12, 1999        By:
                            Lewis A. Raibley, III
                            Director and Chief Financial
                             Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.