Form 10-Q
period 2000-03-31
WITTER DEAN CORNERSTONE FUND II
filed 2000-05-15
CIK 736999

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2000 or

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


Registrant's telephone number, including area code (212) 392-5454
                                                                .
(Former name, former address, and former fiscal year, if changed since last report)


Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes    X            No

                 DEAN WITTER CORNERSTONE FUND II

             INDEX TO QUARTERLY REPORT ON FORM 10-Q

                         March 31, 2000

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

   Statements of Financial Condition
   March 31, 2000 (Unaudited) and December 31, 1999            2

   Statements of Operations for the Quarters Ended
   March 31, 2000 and 1999 (Unaudited)                         3

   Statements of Changes in Partners' Capital for
   the Quarters Ended March 31, 2000 and 1999
   (Unaudited)                                                 4

   Statements of Cash Flows for the Quarters Ended
   March 31, 2000 and 1999 (Unaudited)                         5

   Notes to Financial Statements (Unaudited)                6-11

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                12-18

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk                                        18-31

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                    32

Item 2.  Changes in Securities and Use of Proceeds         32-33

Item 5.  Other Information                                 33-34

Item 6.  Exhibits and Reports on Form 8-K                     34


                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                 DEAN WITTER CORNERSTONE FUND II
               STATEMENTS OF FINANCIAL CONDITION

                                     March 31,     December 31,
                                       2000         1999
                                         $              $
                                    (Unaudited)
ASSETS
Equity in futures interests trading accounts:
 Cash                               24,072,231     25,804,088
 Net unrealized gain on open contracts  1,524,848   1,156,415

      Total Trading Equity          25,597,079     26,960,503

 Interest receivable (DWR)             100,036         94,764
 Due from DWR                           67,241         11,715

      Total Assets                  25,764,356     27,066,982


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                   845,168      225,282
 Accrued management fees                85,466       89,781
 Accrued administrative expenses        39,154       42,938

      Total Liabilities               969,788       358,001

Partners' Capital

 Limited Partners (6,178.328 and
  6,619.006 Units, respectively)    24,332,210    26,243,505
 General Partner (117.400 Units)      462,358         465,476

 Total Partners' Capital            24,794,568    26,708,981

 Total Liabilities and Partners' Capital25,764,35627,066,982


NET ASSET VALUE PER UNIT              3,938.32       3,964.87




          The accompanying notes are an integral part of these financial statements.


                DEAN WITTER CORNERSTONE FUND II
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                For the Quarters Ended March 31,

                                       2000            1999
                                        $              $
REVENUES
 Trading profit (loss):
              Realized                                   (97,440)
 195,940
 Net change in unrealized          368,433      (505,220)
      Total Trading Results         270,993      (309,280)
    Interest Income (DWR)           293,544      270,868
      Total Revenues                564,537       (38,412)

EXPENSES

      Brokerage   commissions  (DWR)       398,322        377,294
Management    fees                        266,663         302,607
Transaction   fees   and  costs             39,398         39,351
Administrative expenses              11,375       11,201
      Total Expenses                715,758      730,453

NET           LOSS                                      (151,221)
(768,865)

NET LOSS ALLOCATION

      Limited   Partners                 (148,103)      (756,874)
General Partner                       (3,118)     (11,991)

NET LOSS PER UNIT

      Limited  Partners                     (26.55)      (102.14)
General Partner                         (26.55)     (102.14)


          The accompanying notes are an integral part of these financial statements.

       -
                DEAN WITTER CORNERSTONE FUND II
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
        For the Quarters Ended March 31, 2000 and 1999
                           (Unaudited)



                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total




Partners' Capital,
                  December                31,                1998
7,489.611           $30,904,584   $492,145  $31,396,729

Net  Loss                  -         (756,874) (11,991)    (768,8
65)

Redemptions
(157.808)               (641,517)      -            (641,517)

Partners' Capital,
                   March                 31,                 1999
7,331.803           $29,506,193    $480,154    $29,986,347



Partners' Capital,
                  December                31,                1999
6,736.406           $26,243,505   $465,476  $26,708,981

Net                                                          Loss
-                                     (148,103)   (3,118)     (15
1,221)

Redemptions
(440.678)             (1,763,192)      -          (1,763,192)

Partners' Capital,
                   March                 31,                 2000
6,295.728           $24,332,210    $462,358  $24,794,568














           The accompanying notes are an integral part of these financial statements.


                DEAN WITTER CORNERSTONE FUND II
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                                For the Quarters Ended March 31,

                                      2000            1999
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
 Net    loss                            (151,221)       (768,865)
 Noncash item included in net loss:
    Net change in unrealized       (368,433)    505,220
 (Increase) decrease in operating assets:
      Interest   receivable   (DWR)          (5,272)        1,810
Due from DWR                        (55,526)     (44,157)
 Increase (decrease) in operating liabilities:
      Accrued   management  fees           (4,315)        (5,870)
Accrued    administrative   expenses        (3,784)        11,200
Accrued incentive fees              -           (413,951)
 Net cash used for operating activities     (588,551)   (714,613)

CASH FLOWS FROM FINANCING ACTIVITIES

    Increase in redemptions payable619,886       63,032
 Redemptions of Units            (1,763,192)    (641,517)
 Net cash used for financing activities (1,143,306)    (578,485)
 Net decrease in cash            (1,731,857)  (1,293,098)
 Balance at beginning of period 25,804,088   29,949,571
 Balance at end of period       24,072,231   28,656,473





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

Partnership's December 31, 1999 Annual Report on Form 10-K.



1. Organization

Dean Witter Cornerstone Fund II is a New York limited partnership organized  to  engage  primarily in the  speculative  trading  of futures  and  forward contracts on foreign currencies  and  other

commodity  interests  (collectively, "futures  interests").   The

Partnership  is  one  of  the  Dean  Witter  Cornerstone   Funds,

comprised  of the Partnership, Dean Witter Cornerstone Fund  III,

and Dean Witter Cornerstone Fund IV.



The   general   partner   is   Demeter   Management   Corporation

("Demeter").  The non-clearing commodity broker  is  Dean  Witter

Reynolds  Inc.  ("DWR")  and an unaffiliated  clearing  commodity

broker,  Carr  Futures  Inc.  ("Carr"),  provides  clearing   and

execution   services.  Both  Demeter  and  DWR  are  wholly-owned

subsidiaries  of  Morgan Stanley   Dean   Witter   &   Co.    The

trading  managers   to   the

                 DEAN WITTER CORNERSTONE FUND II
           NOTES TO FINANCIAL STATEMENTS (CONTINUED)


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

133,   "Accounting   for  Derivative  Instruments   and   Hedging

Activities",  effective for fiscal years  beginning   after  June

15,

                 DEAN WITTER CORNERSTONE FUND II
           NOTES TO FINANCIAL STATEMENTS (CONTINUED)


1999.   In  June 1999, the FASB issued SFAS No. 137,  "Accounting

for  Derivative Instruments and Hedging Activities - Deferral  of

the  Effective Date of SFAS No. 133," which defers  the  required implementation of SFAS No. 133 until fiscal years beginning after

June  15, 2000.  However, the Partnership had previously  elected to adopt the provisions of SFAS No. 133 beginning with the fiscal year  ended December 31, 1998.  SFAS No. 133 supersedes SFAS  No.

119  and  No.  105,  which  required the  disclosure  of  average aggregate fair values and contract/notional values, respectively,

of  derivative financial instruments for an entity which  carries its  assets at fair value.  The application of SFAS No. 133  does not  have  a  significant  effect on the Partnership's  financial statements.



The  net  unrealized gains on open contracts are  reported  as  a component  of  "Equity in futures interests trading accounts"  on the  statements of financial condition and totaled $1,524,848 and

$1,156,415 at March 31, 2000 and December 31, 1999, respectively.

Of  the $1,524,848 net unrealized gain on open contracts at March

31, 2000, $1,223,070 related to exchange-traded futures contracts and  $301,778  related  to off-exchange-traded  forward  currency contracts.

                 DEAN WITTER CORNERSTONE FUND II
           NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Of  the  $1,156,415  net unrealized gain  on  open  contracts  at

December 31, 1999, $1,130,189 related to exchange-traded  futures contracts  and  $26,226  related to  off-exchange-traded  forward currency contracts.



Exchange-traded  futures contracts held  by  the  Partnership  at

March  31,  2000  and December 31, 1999 mature  through  December

2000.  Off-exchange-traded forward currency contracts held by the

Partnership  at  March  31,  2000 and December  31,  1999  mature through June 2000 and March 2000, respectively.



The Partnership has credit risk associated with counterparty non-

performance.  The credit risk associated with the instruments  in which  the  Partnership  is involved is limited  to  the  amounts reflected in the Partnership's statements of financial condition.



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

Trading

                 DEAN WITTER CORNERSTONE FUND II
           NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Commission ("CFTC"), to segregate from their own assets, and  for the sole benefit of their commodity customers, all funds held  by them with respect to exchange-traded futures contracts, including an  amount  equal to the net unrealized gain on all open  futures contracts, which funds, in the aggregate, totaled $25,295,301 and

$26,934,277   at   March  31,  2000  and   December   31,   1999,

respectively.  With  respect  to the Partnership's  off-exchange-

traded forward currency contracts, there are no daily settlements of  variations  in  value nor is there any  requirement  that  an amount equal to the net unrealized gain on open forward contracts be segregated.  With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability  of

Carr, the sole counterparty on all of such contracts, to perform.

The   Partnership  has  a  netting  agreement  with  Carr.   This

agreement,  which  seeks  to reduce both  the  Partnership's  and

Carr's   exposure   on   off-exchange-traded   forward   currency

contracts,  should  materially decrease the Partnership's  credit

risk  in  the  event of Carr's bankruptcy or insolvency.   Carr's

parent,   Credit  Agricole  Indosuez,  has  guaranteed   to   the

Partnership  payment  of  the  net  liquidating  value   of   the

transactions  in  the Partnership's account with Carr  (including foreign currency contracts).

                 DEAN WITTER CORNERSTONE FUND II
           NOTES TO FINANCIAL STATEMENTS (CONCLUDED)


4.   Subsequent Event

The  current  exchange privilege among the Cornerstone  funds  (a

"Series  Exchange") will be terminated effective with  the  April

30,2000 monthly closing. Limited partners will retain the ability to  execute an exchange from a Cornerstone fund into other  funds outside  the Cornerstone Series (a "Non-Series Exchange") subject to  certain  restrictions  set forth in  the  applicable  limited partnership agreements.

Item   2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Liquidity -  The Partnership deposits its assets with DWR as non-

clearing  broker and Carr as clearing broker in separate  futures trading  accounts  established for each  Trading  Manager,  which assets  are used as margin to engage in trading.  The assets  are

held   in  either  non-interest-bearing  bank  accounts   or   in

securities  and instruments permitted by the CFTC for  investment

of  customer  segregated  or secured  funds.   The  Partnership's

assets held by the commodity brokers may be used as margin solely for  the  Partnership's  trading. Since  the  Partnership's  sole purpose is to trade in futures and forwards, it is expected  that the  Partnership  will  continue to own such  liquid  assets  for margin purposes.



The  Partnership's investment in futures and forwards  may,  from time  to  time,  be illiquid.  Most U.S. futures exchanges  limit fluctuations  in  prices  during  a  single  day  by  regulations referred  to  as  "daily  price fluctuations  limits"  or  "daily

limits".   Trades may not be executed at prices beyond the  daily

limit.   If  the  price  for a particular  futures  contract  has

increased  or  decreased by an amount equal to the  daily  limit,

positions  in  that  futures contract can neither  be  taken  nor liquidated  unless  traders are willing to effect  trades  at  or within  the  limit.  Futures prices have occasionally  moved  the daily  limit  for  several consecutive days  with  little  or  no

trading.   These  market  conditions could
prevent  the  Partnership from promptly liquidating  its  futures contracts and result in restrictions on redemptions.



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



Capital  Resources - The Partnership does not have, or expect  to

have,   any   capital  assets.   Redemptions  and  exchanges   of

additional  units of limited partnership interest ("Unit(s)")  in the  future  will  affect  the  amount  of  funds  available  for

investments  in futures interests in subsequent periods.   It  is

not possible to estimate the amount and therefore, the impact  of future redemptions of Units.



Results of Operations

General.   The  Partnership's  results  depend  on  its   Trading

Managers  and  the  ability  of the  Trading  Managers'   trading

programs to take
advantage of price movements or other profit opportunities in the futures  and forwards markets.  The following presents a  summary of  the Partnership's operations for the three months ended March

31,  2000 and 1999, respectively, and a general discussion of its trading activities during each period.  It is important to  note,

however,  that the Trading Managers trade in various  markets  at different  times  and that prior activity in a particular  market does  not  mean that such market will be actively traded  by  the

Trading   Managers  or  will  be  profitable   in   the   future.

Consequently,  the results of operations of the  Partnership  are difficult  to  discuss other than in the context of  its  Trading

Managers'  trading activities on behalf of the Partnership  as  a whole and how the Partnership has performed in the past.



For the Quarter Ended March 31, 2000

For  the  quarter ended March 31, 2000, the Partnership  recorded trading  revenues,  including interest income,  of  $564,537  and posted  a  decrease  in  Net  Asset  Value  per  Unit.  The  most significant  losses of approximately 1.6% were  recorded  in  the metals markets from short gold futures positions as prices spiked sharply  higher earlier in February following an announcement  by

Placer  Dome,  a  large  producer, that it  was  suspending  gold

hedging   activities.   Newly  established  long   gold   futures

positions resulted in additional losses later in February as gold prices  fell from weakness in the Australian dollar and the  sale of tons of gold by the Dutch central bank. During March, additional losses were incurred from long gold futures positions as prices continued to fall on speculation of gold sales from the

Bank  of  France.  Additional losses of approximately  1.0%  were experienced in the global stock index futures markets  from  long

Hang  Seng Index futures positions as Hong Kong's benchmark index moved  lower during February and March as the market  reacted  to

U.S.  Federal  Reserve chairman Alan Greenspan's  indications  of tightening of U.S. monetary policy.  In the global interest  rate futures markets, losses of approximately 0.9% were incurred  from long  Japanese government bond futures positions as  prices  slid lower  in reaction to the yen's weakness and a higher Nikkei  225

Index  during February.  In the agricultural markets,  losses  of approximately  0.6%  resulted from short positions  in  corn  and soybean  futures as prices in these markets increased during  the first half of January after the USDA made a surprise cut to 1999-

2000  ending  stocks amid increasing concerns  about  dryness  in

Brazil  and subsequent crop damage.  Newly established long  corn futures  positions produced additional losses during February  as prices declined as a result of insufficient demand and heavy rain in  the  U.S.  production area.  A portion of overall Partnership losses  was  offset  by gains recorded in the energy  markets  of approximately 2.5% from long crude oil futures positions  as  oil prices  increased during January on growing speculation that  the market  monitoring  committee of OPEC would  recommend  that  oil production  ceilings be extended beyond the March 2000  deadline.

Oil prices powered to nine-year highs during February on concerns
about   future  output  levels  amid  dwindling  stockpiles   and

increasing  demand,  resulting  in  additional  gains  for   long

positions.  Additional gains of approximately 0.6% were  produced in  the currency markets during February from short Japanese  yen positions  as the value of the yen sank to a 5-month  low  versus the  U.S. dollar following an interest rate increase by the  U.S.

Federal  Reserve  and a larger-than-expected rise  in  Australian interest rates.  Total expenses for the three months ended  March

31, 2000 were $715,758, resulting in a net loss of $151,221.  The value  of  a  Unit decreased from $3,964.87 at December  1999  to

$3,938.12 at March 31, 2000.


For the Quarter Ended March 31, 1999

For  the  quarter ended March 31, 1999, the Partnership  recorded total trading losses net of interest income of $38,412 and posted a  decrease  in  Net Asset Value per Unit. The  most  significant losses  of  3.4%  were  experienced in the global  interest  rate futures  markets  primarily  from  short  positions  in  Japanese government bond futures as prices moved higher during a  majority of  the  quarter. Early in the quarter, Japanese government  bond prices  moved  higher  in a "flight-to-quality"  due  to  renewed financial  market turmoil in Brazil.  Prices in this market  were also  boosted  higher following an announcement by  the  Japanese

Ministry  of  Finance  during February  that  they  would  resume outright  purchases of JGBs.  Later in the first quarter,  prices in this market surged higher in response to the Bank of Japan's aggressive easing of monetary policy which brought short-term interest  rates  down to virtually zero.  In  metals,  losses  of approximately 1.0% were experienced during March from long silver futures  positions  as  silver prices retreated  after  Berkshire

Hathaway's annual report failed to provide any new information on the  company's silver positions.  In soft commodities, losses  of

approximately  0.4%  were  recorded  from  long  coffee   futures

positions  during  January,  as  prices  fell  amid  fears   that

Brazilian  exports will flood the market, and from  short  coffee

futures   positions   during  March  as  options-related   buying

triggered  waves  of buy-stops at several key resistance  levels,

attracting fund short-covering and pushing prices higher. Smaller losses of approximately 0.4% were recorded in global stock  index futures  during February from short positions in Hang Seng  Index futures  as  Hong  Kong stock prices rose on  short-covering  and reports  that  Walt Disney may open a theme park in that  region.

These  losses  were  mitigated  by gains  of  approximately  1.3%

recorded in currencies from short euro positions as the value  of the  new  European common currency declined relative to the  U.S.

dollar  throughout the quarter due to a recent economic  slowdown in  Europe and on fears that the European Central Bank would  cut

interest  rates.   During March, additional gains  were  recorded

from short positions in the euro, as well as the Swiss franc,  as the  value of most European currencies dropped due to the growing

uncertainty   regarding  military  action  in   Yugoslavia.    In

energies, gains of approximately 1.3% were recorded from long crude oil futures positions as oil prices climbed on news that both OPEC and non-OPEC countries had reached an agreement to  cut total output by approximately two million barrels a day beginning

April  1, 1999.  Total expenses for the three months ended  March

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

Partnership's  open  positions  is  directly  reflected  in   the

Partnership's earnings, whether realized or unrealized, and  cash

flow.   Profits  and losses on open positions of  exchange-traded

futures interests are settled daily through variation margin.



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



The  hypothetical changes in portfolio value are based  on  daily percentage changes observed in key market indices or other market factors  ("market  risk  factors")  to  which  the  portfolio  is

sensitive.   The  historical observation period of  the  Partner-

ship's  VaR  is  approximately  four  years.   The  one-day   99%

confidence  level  of the Partnership's VaR  corresponds  to  the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days.



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

The Partnership's Value at Risk in Different Market Sectors

The  following  tables  indicate  the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net  Assets

by  primary market risk category at March 31, 2000 and 1999.   At

March  31,  2000 and 1999, the Partnership's total capitalization was approximately $25 million and $30 million, respectively.


     Primary Market             March 31, 2000     March 31, 1999
     Risk Category              Value at Risk       Value at Risk

     Currency                       (1.73)%            (2.41)%

     Interest Rate                  (1.34)             (0.88)

     Equity                         (0.57)             (0.65)

               Commodity                                   (0.64)

(0.65)

      Aggregate Value at Risk       (2.42)%            (2.57)%



Aggregate Value at Risk represents the aggregate VaR of  all  the

Partnership's open positions and not the sum of the  VaR  of  the individual Market Categories listed above.  Aggregate VaR will be lower  as  it  takes  into  account correlation  among  different positions and categories.



The  table  above  represents the VaR of the  Partnership's  open positions  at March 31, 2000 and 1999 only and is not necessarily representative  of  either the historic  or  future  risk  of  an investment  in  the  Partnership. Because the Partnership's  only business  is  the speculative trading of futures  interests,  the

composition    of    its    trading    portfolio    can    change

significantly
over  any given time period, or even within a single trading day.

Any  changes  in  open positions could positively  or  negatively materially impact market risk as measured by VaR.



The table below supplements the quarter-end VaR by presenting the

Partnership's high, low and average VaR, as a percentage of total

Net Assets for the four quarterly reporting periods from April 1,

1999 through March 31, 2000.


Primary Market Risk Category        High       Low     Average

Currency                           (2.41)%   (1.73)%   (2.06)%

Interest Rate                      (1.34)    (0.88)    (1.11)

Equity                             (0.65)    (0.28)    (0.50)

Commodity                          (0.98)    (0.64)    (0.75)

Aggregate Value at Risk            (2.72)%   (2.38)%   (2.52)%


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


The VaR tables above present the results of the Partnership's VaR for  each  of the Partnership's market risk exposures and  on  an aggregate  basis at March 31, 2000 and for the end  of  the  four quarterly reporting periods from April 1, 1999 through March  31,

2000.    Since  VaR is  based on  historical  data,   VaR  should

not
be  viewed  as  predictive of the Partnership's future  financial performance or its ability to manage or monitor risk.  There  can be  no  assurance  that  the Partnership's  actual  losses  on  a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than 1 in 100 trading days.



Non-Trading Risk

The  Partnership has non-trading market risk on its foreign  cash balances  not needed for margin.  These balances and  any  market risk  they  may  represent are immaterial.  The Partnership  also maintains  a  substantial  portion  (approximately  84%)  of  its

available  assets  in  cash  at DWR.   A  decline  in  short-term

interest rates will result in a decline in the Partnership's cash

management   income.  This  cash  flow  risk  is  not  considered

material.



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



The  following  were the primary trading risk  exposures  of  the

Partnership as of March 31, 2000, by market sector.   It  may  be

anticipated  however,  that  these  market  exposures  will  vary materially over time.



Currency  - The primary market exposure at March 31, 2000 in  the

Partnership  was  in  the  currency  sector.   The  Partnership's

currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between  different currencies and currency pairs.  Interest  rate changes  as  well  as  political and general economic  conditions influence these fluctuations.  The Partnership trades in a  large number  of  currencies, including cross-rates -  i.e.,  positions between two currencies other than the U.S. dollar.  For the first quarter  of  2000,  the  Partnership's major  exposures  were  in outright  U.S. dollar positions.  (Outright positions consist  of the  U.S.  dollar  vs. other currencies.  These other  currencies

include  the  major  and  minor currencies).   Demeter  does  not

anticipate  that  the risk profile of the Partnership's  currency

sector  will  change significantly in the future.   The  currency

trading VaR figure includes foreign margin amounts converted into

U.S.  dollars  with  an  incremental adjustment  to  reflect  the exchange  rate  risk inherent to the dollar-based Partnership  in expressing VaR in a functional currency other than dollars.



Interest Rate  - The second largest market exposure at March  31,

2000  was  in  the  interest rate complex.  Exposure  was  spread across  the  U.S.,  German and Japanese  interest  rate  sectors.

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

However,  the  Partnership also takes futures  positions  in  the

government  debt  of  smaller nations - e.g. Australia.   Demeter

anticipates  that G-7 and Australian interest rates  will  remain the  primary  interest rate exposure of the Partnership  for  the foreseeable  future.  The changes in interest rates,  which  have the most effect on the Partnership, are changes in long-term,  as opposed  to  short-term, rates.  Most of the speculative  futures positions  held  by the Partnership are in medium-  to  long-term instruments.  Consequently, even a material change in  short-term rates  would  have  little effect on the  Partnership,  were  the medium- to long-term rates to remain steady.



Equity  -  The Partnership's primary equity exposure is to equity price  risk in the G-7 countries.  The stock index futures traded by the Partnership are by law limited to futures on broadly based

indices.   As  of  March  31,  2000,  the  Partnership's  primary

exposures  were  in  the Hang Seng (China),  DAX  (Germany),  All

Ordinaries  (Australia) and Nikkei (Japan)  stock  indices.   The

Partnership  is  primarily exposed to the risk of  adverse  price trends  or  static  markets  in the U.S.  and  Japanese  indices.

(Static  markets would not cause major market changes  but  would make  it difficult for the Partnership to avoid being "whipsawed"

into numerous small losses).

Commodity

Soft  Commodities  and Agriculturals - On  March  31,  2000,  the

Partnership  had a reasonable amount of exposure in  the  markets that comprise these sectors.  Most of the exposure, however,  was in  the  coffee, soybeans and sugar markets.  Supply  and  demand inequalities,  severe weather disruption and market  expectations affect price movements in these markets.



Energy - On March 31, 2000, the Partnership's energy exposure was shared  by futures contracts in the oil and natural gas  markets.

Price   movements   in  these  markets  result   from   political

developments  in  the  Middle East, weather patterns,  and  other

economic  fundamentals.   It  is possible  that  volatility  will

remain  high and that significant profits and losses, which  have been  experienced  in the past, are expected to  continue  to  be experienced in this market.  Natural gas has exhibited volatility in  prices resulting from weather patterns and supply and  demand factors and is expected to continue in this choppy pattern.



Metals -  The Partnership's primary metals market exposure is  to fluctuations  in the price of gold and silver.  Although  certain

Trading Managers will, from time to time, trade base metals  such as  aluminum  and copper, the principal market exposures  of  the

Partnership have consistently been in precious metals,  gold  and silver.  A reasonable amount of exposure was evident in the  gold market as gold prices were volatile during the quarter. Silver prices have remained volatile over this period, and the Trading

Managers  have, from time to time, taken positions as  they  have perceived  market opportunities to develop.  Demeter  anticipates that  gold  and  silver  will remain the  primary  metals  market exposure for the Partnership.



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership as of March 31, 2000:



Foreign  Currency  Balances - The Partnership's  primary  foreign

currency  balances are in Australian and Canadian  dollars.   The

Partnership  controls the non-trading risk of these  balances  by regularly  converting  these  balances  back  into  dollars  upon liquidation of the respective position.


Qualitative Disclosures Regarding Means of Managing Risk Exposure

The  Partnership and each Trading Manager, separately attempt  to

manage   the   risk  of  the  Partnership's  open  positions   in

essentially  the  same  manner in all market  categories  traded.

Demeter  attempts  to manage market exposure by diversifying  the

Partnership's  assets among different Trading Managers,  each  of whose  strategies focus on different market sectors  and  trading approaches,  and  monitoring  the  performance  of  each  Trading

Manager  daily.  In  addition,  the  Trading  Managers  establish diversification  guidelines, often set in terms  of  the  maximum margin to be committed to positions in any one market sector or market-sensitive instrument.



Demeter monitors and controls the risk of the Partnership's  non-

trading   instrument,  cash.   Cash  is  the   only   Partnership

investment directed by Demeter, rather than the Trading Managers.

                  PART II.  OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS

On  March 3, 2000, the plaintiffs in the New York action filed an appeal  of  the  order  dismissing  the  consolidated  complaint.

(Please  refer to Legal Proceedings previously disclosed  in  the

Partnership's Form 10-K for the year ended December 31, 1999  for a more detailed discussion.)



Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Dean   Witter   Cornerstone  Fund  I   ("Cornerstone   I"),   the

Partnership, and Dean Witter Cornerstone III ("Cornerstone  III")

collectively  registered 250,000 Units pursuant to a Registration

Statement  on  Form S-1, which became effective on May  31,  1984

(the  "Registration Statement") (SEC File Numbers 2-88587; 88587-

01; 88587-02).  As contemplated in the Registration Statement, an additional  fund,  Dean Witter Cornerstone Fund IV  ("Cornerstone

IV"  and  collectively with Cornerstone I,  the  Partnership  and

Cornerstone III, the "Cornerstone Funds") was registered pursuant to  Post-Effective Amendment No. 5 to the Registration Statement,

which became effective on February 6, 1987.



The managing underwriter for the Cornerstone Funds is DWR.



The offering for the Partnership originally commenced on May

31,  1984  and  currently continues with  41,706.006  Units  sold through April 1, 2000.  The aggregate price of Units sold through

April 1, 2000 was $65,653,270.



For  the  Cornerstone Funds in aggregate, 235,435.933 Units  have been  sold  through  April  1,  2000,  leaving  14,564.067  Units remaining available for sale as of April 1, 2000.



Effective  September 30, 1994, the Partnership,  Cornerstone  III

and  Cornerstone IV were closed to new investors; Units have been sold since then solely in "Exchanges" with existing investors, at

100%  of  Net  Asset  Value per Unit. DWR  has  been  paying  all expenses in connection with the offering of Units since September

30, 1994, without reimbursement.


Effective April 30, 2000, the current exchange privilege among  the

Cornerstone   funds  (a  "Series  Exchange")  will  be  terminated.

Limited  partners  will retain the ability to execute  an  exchange from  a  Cornerstone fund into other funds outside the  Cornerstone

Series  (a  "Non-Series Exchange") subject to certain  restrictions set forth in the applicable limited partnership agreements.


Item 5.   OTHER INFORMATION

Effective  January 31, 2000, Mark J. Hawley resigned as  Chairman of  the  Board and a Director of Demeter and Dean Witter  Futures

and  Currency  Management, Inc. ("DWFCM") and  Robert  E.  Murray

replaced him as Chairman of the Board of Demeter and DWFCM.

Demeter  has determined, commencing in May 2000, to transfer  the

Partnership's  futures and options clearing from Carr  to  Morgan

Stanley & Co. Incorporated ("MS & Co."), an affiliate of Demeter,

while  trades  on the London Metal Exchange will  be  cleared  by

Morgan  Stanley  &  Co. International Limited ("MSIL"),  also  an affiliate  of  Demeter.  In addition, MS & Co. and  MSIL,  rather

than   Carr,  will  act  as  the  counterparty  on  all  of   the

Partnership's  foreign  currency  forward  trades.   Dean  Witter

Reynolds  Inc. will continue to act as the non-clearing commodity broker for the Partnership.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

      A)  Exhibits. - None.

      B)  Reports on Form 8-K. - None.

                           SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                              Dean Witter Cornerstone Fund II
                              Registrant)

                              By:  Demeter Management Corporation
                              (General Partner)

May 12, 2000                   By:
                                   Lewis A. Raibley, III
                                   Director and Chief Financial
                                   Officer



The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.