Form 10-Q
period 2000-06-30
WITTER DEAN CORNERSTONE FUND II
filed 2000-08-14
CIK 736999

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2000 or

[  ]   Transition report pursuant to Section 13 or 15(d)  of  the
Securities Exchange Act of 1934
For the transition period from ________________to_____________

Commission file number 0-13298

                DEAN WITTER CORNERSTONE FUND II

     (Exact name of registrant as specified in its charter)


          New York                                13-3212871
State   or  other  jurisdiction  of                       (I.R.S.
Employer
incorporation or organization)                     Identification
No.)


c/o Demeter Management Corporation
Two World Trade Center, 62 Fl., New York, NY        10048
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


Yes    X            No___________

                 DEAN WITTER CORNERSTONE FUND II

             INDEX TO QUARTERLY REPORT ON FORM 10-Q

                         June 30, 2000



PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

   Statements of Financial Condition
   June 30, 2000 (Unaudited) and December 31, 1999...........2

   Statements of Operations for the Quarters Ended
   June 30, 2000 and 1999 (Unaudited)........................3

   Statements of Operations for the Six Months Ended
   June 30, 2000 and 1999 (Unaudited)........................4

   Statements of Changes in Partners' Capital for
   the Six Months Ended June 30, 2000 and 1999
   (Unaudited)...............................................5

   Statements of Cash Flows for the Six Months Ended
   June 30, 2000 and 1999 (Unaudited)........................6

   Notes to Financial Statements (Unaudited)..............7-12

Item 2. Management's Discussion and Analysis of Financial

Condition and Results of Operations..............13-22

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk .....................................22-34

PART II. OTHER INFORMATION

Item 1. Legal Proceedings................................35-36

Item 5  Other Information................................36-37

Item 6. Exhibits and Reports on Form 8-K.................37-38





                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                DEAN WITTER CORNERSTONE FUND II
               STATEMENTS OF FINANCIAL CONDITION
                                       June 30,      December 31,

2000                                   1999                     $
$
                                    (Unaudited)

ASSETS
Equity in futures interests trading accounts:
 Cash                               21,954,031    25,804,088

   Net   unrealized   gain   on  open  contracts   (MS   &   Co.)
876,447                                  -
 Net     unrealized    loss    on    open    contracts     (MSIL)
 (9,362)                                   -      Net  unrealized
 gain       (loss)       on      open      contracts       (Carr)
 (161,550)            1,156,415
  Total  net unrealized gain on open contracts            705,535
1,156,415

      Total Trading Equity          22,659,566     26,960,503

 Interest receivable (DWR)              88,382         94,764
 Due from DWR                           86,500         11,715

      Total Assets                  22,834,448     27,066,982

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                  290,622         225,282
 Accrued management fees               75,705          89,781
 Accrued administrative expenses        47,232         42,938

                             Total Liabilities       413,559       358,001

Partners' Capital

 Limited Partners (5,914.899 and
   6,619.006 Units, respectively)  21,984,536      26,243,505
 General Partner (117.400 Units)         436,353      465,476

 Total Partners' Capital           22,420,889      26,708,981

  Total  Liabilities and Partners' Capital       22,834,448    27
,066,982

NET ASSET VALUE PER UNIT            3,716.81         3,964.87

          The accompanying notes are an integral part
                 of these financial statements.

                DEAN WITTER CORNERSTONE FUND II
                    STATEMENTS OF OPERATIONS
                           (Unaudited)




                                For the Quarters Ended June 30,

                                        2000        1999
                                          $            $


REVENUES
 Trading profit (loss):
    Realized                              (201,779)     1,639,097
Net change in unrealized            (819,313)      346,511
      Total Trading Results       (1,021,092)   1,985,608
 Interest Income (DWR)                282,319      274,157
      Total Revenues                (738,773)    2,259,765

EXPENSES

   Brokerage   commissions  (DWR)           336,252       405,370
Management fees                       238,067     309,927
 Transaction fees and costs            34,648      40,453
   Administrative   expenses                 11,446        11,565
Incentive fees                     ______-___       26,784
                                  Total    Expenses       620,413
794,099

NET INCOME (LOSS)                 (1,359,186)   1,465,666

NET INCOME (LOSS) ALLOCATION

      Limited   Partners                (1,333,181)     1,442,128
General Partner                      (26,005)      23,538

NET INCOME (LOSS) PER UNIT

      Limited   Partners                   (221.51)        200.49
General Partner                      (221.51)      200.49

          The accompanying notes are an integral part of these financial statements.

                 DEAN WITTER CORNERSTONE FUND II
                    STATEMENTS OF OPERATIONS
                           (Unaudited)


                               For the Six Months Ended June 30,

                                       2000           1999
                                          $             $
REVENUES
 Trading profit (loss):
     Realized                              (299,219)    1,835,037
Net change in unrealized            (450,880)   (158,709)
      Total Trading Results         (750,099) 1,676,328
 Interest Income (DWR)                575,863    545,025
      Total Revenues                (174,236)  2,221,353

EXPENSES

   Brokerage   commissions   (DWR)            734,574     782,664
Management    fees                          504,730       612,534
Transaction fees and costs             74,046    79,804
 Administrative expenses               22,821    22,766
 Incentive fees                    ______-___     26,784
    Total Expenses                  1,336,171  1,524,552
NET INCOME (LOSS)                 (1,510,407)     696,801

NET INCOME (LOSS) ALLOCATION

       Limited   Partners                (1,481,284)      685,254
General Partner                      (29,123)    11,547

NET INCOME (LOSS) PER UNIT

       Limited   Partners                   (248.06)        98.35
General Partner                      (248.06)     98.35





          The accompanying notes are an integral part of these financial statements.

                DEAN WITTER CORNERSTONE FUND II
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
        For the Six Months Ended June 30, 2000 and 1999
                          (Unaudited)



                           Units of
                          PartnershipLimited  General
                          Interest   Partners Partner    Total



Partners' Capital,
   December 31, 1998      7,489.611     $30,904,584      $492,145
$31,396,729

Net Income                     -      685,254   11,547     696,801

Redemptions                   (352.907)               (1,474,287)
-                        (1,474,287)

Partners' Capital,
   June 30, 1999       7,136.704     $30,115,551   $503,692   $30
,619,243




Partners' Capital,
  December 31, 1999      6,736.406$26,243,505 $465,476$26,708,981

Net Loss                      -    (1,481,284)(29,123)(1,510,407)

Offering of Units           2.369      9,330       -      9,330

Redemptions              (706.476) (2,787,015)____-___(2,787,015)

Partners' Capital,
  June 30, 2000        6,032.299 $21,984,536 $436,353$22,420,889












           The accompanying notes are an integral part of these financial statements.

                DEAN WITTER CORNERSTONE FUND II
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)



                               For the Six Months Ended June 30,

                                       2000           1999
                                          $             $

CASH FLOWS FROM OPERATING ACTIVITIES
   Net   income   (loss)                  (1,510,407)     696,801
Noncash item included in net income (loss):
    Net change in unrealized          450,880   158,709
 (Increase) decrease in operating assets:
      Interest   receivable  (DWR)           6,382        (1,334)
Due from DWR                         (74,785)   (43,611)
 Increase (decrease) in operating liabilities:
    Accrued management fees          (14,076)     (2,924)
    Accrued administrative expenses     4,29422,766
    Accrued incentive fees         _______-__     (387,549)

       Net  cash  provided  by  (used for)  operating  activities
(1,137,712)                         442,858

CASH FLOWS FROM FINANCING ACTIVITIES

                 Offering                of                 Units
9,330                            -
      Increase   in   redemptions  payable     65,340     287,768
Redemptions of Units              (2,787,015)  (1,474,287)

 Net cash used for financing activities (2,712,345)  (1,186,519)

 Net decrease in cash             (3,850,057)   (743,661)
 Balance at beginning of period    25,804,088  29,949,571
 Balance at end of period          21,954,031   29,205,910





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



The   general   partner   is   Demeter   Management   Corporation

("Demeter").  The non-clearing commodity broker  is  Dean  Witter

Reynolds Inc. ("DWR").  Morgan Stanley & Co., Inc. ("MS  &  Co.")

and  Morgan Stanley & Co. International Limited ("MSIL")  provide clearing and execution services.  Prior to May 2000, Carr Futures

Inc. provided clearing and execution services.  Demeter, DWR,  MS

& Co.

                 DEAN WITTER CORNERSTONE FUND II
           NOTES TO FINANCIAL STATEMENTS (CONTINUED)




and  MSIL  are  wholly-owned subsidiaries of Morgan Stanley  Dean

Witter  &  Co.   The  trading managers  to  the  Partnership  are

Northfield  Trading  L.P.  and John  W.  Henry  &  Company,  Inc.

(collectively, the "Trading Managers").



2. Related Party Transactions

The Partnership's cash is on deposit with DWR, MS & Co., and MSIL in futures interests trading accounts to meet margin requirements as  needed. DWR pays interest on these funds based on current 13-

week  U.S.  Treasury bill rates. The Partnership  pays  brokerage commissions to DWR.



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

                 DEAN WITTER CORNERSTONE FUND II
           NOTES TO FINANCIAL STATEMENTS (CONTINUED)


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

Partnership's financial statements.



The  net  unrealized gains on open contracts are  reported  as  a component  of  "Equity in futures interests trading accounts"  on the  statements of financial condition and totaled  $705,535  and

$1,156,415 at June 30, 2000 and December 31, 1999, respectively.

                 DEAN WITTER CORNERSTONE FUND II
           NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Of the $705,535 net unrealized gain on open contracts at June 30,

2000,  $783,804 related to exchange-traded futures contracts  and

$(78,269)   related  to  off-exchange-traded   forward   currency

contracts.



Of  the  $1,156,415  net unrealized gain  on  open  contracts  at

December 31, 1999, $1,130,189 related to exchange-traded  futures contracts  and  $26,226  related to  off-exchange-traded  forward currency contracts.



Exchange-traded futures contracts held by the Partnership at June

30,  2000  and  December 31, 1999 mature through  June  2001  and

December   2000,   respectively.    Off-exchange-traded   forward

currency  contracts held by the Partnership at June 30, 2000  and

December  31, 1999 mature through September 2000 and March  2000,

respectively.



The Partnership has credit risk associated with counterparty non-

performance.  The credit risk associated with the instruments  in which  the  Partnership  is involved is limited  to  the  amounts reflected in the Partnership's statements of financial condition.

                 DEAN WITTER CORNERSTONE FUND II
           NOTES TO FINANCIAL STATEMENTS (CONTINUED)


The  Partnership also has credit risk because DWR, MS & Co.,  and

MSIL   act   as   the   futures  commission  merchants   or   the

counterparties, with respect to most of the Partnership's assets.

Exchange-traded futures contracts are marked to market on a daily basis, with variations in value settled on a daily basis. DWR, MS

&  Co., and MSIL each as a futures commission merchant for all of

the   Partnership's   exchange-traded  futures   contracts,   are

required,  pursuant   to   regulations of the  Commodity  Futures

Trading  Commission ("CFTC"), to segregate from their own assets,

and  for the sole benefit of their commodity customers, all funds held  by  them with respect to exchange-traded futures contracts,

including an amount equal to the net unrealized gain on all  open

futures   contracts,  which  funds,  in  the  aggregate,  totaled

$22,737,835  and  $26,934,277 at June 30, 2000 and  December  31,

1999,  respectively.  With  respect  to  the  Partnership's  off-

exchange-traded forward currency contracts, there  are  no  daily settlements  of variations in value nor is there any  requirement that  an  amount equal to the net unrealized gain on open forward contracts  be  segregated.  With respect to  those  off-exchange-

traded forward currency contracts, the Partnership is at risk  to the  ability  of MS & Co., the sole counterparty on all  of  such contracts,  to perform.  The Partnership has a netting  agreement with  MS  & Co.  This agreement, which seeks to reduce  both  the

Partnership's and MS & Co.'s

                 DEAN WITTER CORNERSTONE FUND II
           NOTES TO FINANCIAL STATEMENTS (CONCLUDED)


exposure   on  off-exchange-traded  forward  currency  contracts,

should  materially decrease the Partnership's credit risk in  the event of MS & Co.'s bankruptcy or insolvency.

Item   2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS



Liquidity -  The Partnership deposits its assets with DWR as non-

clearing  broker  and  MS & Co. and MSIL as clearing  brokers  in separate  futures trading accounts established for  each  Trading

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



Capital  Resources - The Partnership does not have, or expect  to have,  any  capital assets.  Redemptions of additional  units  of limited  partnership  interest ("Unit(s)")  in  the  future  will affect  the  amount of funds available for investment in  futures interests in subsequent periods.  It is not possible to  estimate the  amount  and  therefore, the impact of future redemptions  of

Units.

Results of Operations

General.   The  Partnership's  results  depend  on  its   Trading

Managers  and  the  ability  of  the  Trading  Managers'  trading programs  to  take advantage of price movements or  other  profit opportunities in the futures and forwards markets.  The following presents  a  summary  of  the Partnership's  operations  for  the

quarter   and   six  months  ended  June  30,  2000   and   1999,

respectively, and a general discussion of its trading  activities during  each period.  It is important to note, however, that  the

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



For the Quarter and Six Months Ended June 30, 2000

For  the  quarter  ended June 30, 2000, the Partnership  recorded total  trading  losses  net of interest income  of  $738,773  and

posted  a  decrease  in  Net  Asset Value  per  Unit.   The  most

significant  losses of approximately 4.9% were  recorded  in  the global interest rate futures markets primarily from trading  U.S.

interest rate futures.  Long U.S. interest rate futures positions were  unprofitable during April as prices declined amid fears  of higher interest rates and inflation.  Newly established short

U.S.  interest rate futures positions incurred additional  losses during  the  remainder of the quarter as prices moved  higher  as investors  shed stock holdings for the safe haven of  bonds  amid signs  that  U.S. economic growth had slowed.  Losses  were  also recorded throughout a majority of the quarter from long positions in  German bund futures as prices moved lower due to the weakness

in  U.S.  bonds  and the sharp decline in the  euro.   Additional

losses  of  approximately 3.0% were experienced in  the  currency markets primarily from short positions in the Japanese yen as the value  of the yen strengthened versus the U.S. dollar during  May amid  positive economic data out of Japan and expectations  of  a potential  rise  in  Japanese interest rates.  Newly  established long  Japanese  yen positions incurred additional  losses  during late  June  as  the  value  of the yen gave  back  earlier  gains relative  to  the U.S. dollar due to repositioning ahead  of  the

tankan  survey.   Smaller  losses  of  approximately  0.4%   were

recorded  in  the metals markets from trading copper  futures  as

prices  moved  inconsistently on technically  based  factors.   A

portion  of  overall Partnership losses was offset  by  gains  of approximately  1.2%  recorded  in the  soft  commodities  markets primarily from long sugar futures positions as prices trended  to

22-month highs later in the quarter on reports of lower plantings

and  speculation  that the world's surplus could  shrink.   Short

coffee  futures positions were also profitable as prices declined on technical factors early in the quarter.  Additional gains of approximately 0.6% were recorded in the global stock index futures markets primarily during June from short positions in DAX

Index  futures  as European stock index futures prices  decreased after  the European Central Bank's aggressive interest rate hike.

Smaller  gains  of  approximately  0.3%  were  recorded  in   the

agricultural  markets  primarily  during  June  from  short  corn futures  positions as prices fell due to heavy  rain  and  cooler temperatures.  Total expenses for the three months ended June 30,

2000  were $620,413, resulting in a net loss of $1,359,186.   The

value  of  a Unit decreased from $3,938.32 at March 31,  2000  to

$3,716.81 at June 30, 2000.



For  the six months ended June 30, 2000, the Partnership recorded total  trading  losses  net of interest income  of  $174,236  and

posted  a  decrease  in  Net  Asset Value  per  Unit.   The  most

significant  losses of approximately 5.5% were  recorded  in  the global  interest rate futures markets primarily  from  long  U.S.

interest  rate futures positions as prices declined during  April

amid  fears  of  higher  interest  rates  and  inflation.   Newly

established  short U.S. interest rate futures positions  incurred losses  later  in  the quarter as prices increased  as  investors moved  into  the safe haven of bonds.  Losses were also  recorded throughout  a majority of the second quarter from long  positions in  German  bund futures as prices declined on weakness  in  U.S.

bonds  and the sharp decline in the euro.  Long Japanese interest rate futures positions also incurred losses as prices slid on the yen's weakness and a higher Nikkei 225 Index during February.

Additional  losses  of approximately 2.3% were  recorded  in  the currency  markets primarily from short Japanese yen positions  as its  value  strengthened versus the U.S. dollar during  May  amid positive  economic  data  out  of Japan  and  expectations  of  a potential  rise  in  Japanese interest rates.  Newly  established long  Japanese yen positions incurred losses during late June  as the  yen's  value gave back earlier month gains versus  the  U.S.

dollar  due to repositioning ahead of the tankan survey.  In  the metals  markets, losses of approximately 1.9% resulted  primarily from  short  gold  futures positions as prices spiked  higher  in early February following an announcement by a large producer that it  was  suspending  gold hedging activities.  Newly  established long  gold  futures positions resulted in losses as  prices  fell later in February and March on speculation of gold sales from the

Bank  of  France.   A portion of overall Partnership  losses  was

offset  by  gains recorded in the energy markets of approximately

2.6%  primarily from long crude oil futures positions  as  prices powered  to nine-year highs during the first quarter on  concerns

about   future  output  levels  amid  dwindling  stockpiles   and

increasing demand.  Additional gains of approximately  1.0%  were recorded  in  the  soft commodities markets primarily  from  long sugar futures positions as sugar prices trended to 22-month highs during  the  second  quarter on reports of  lower  plantings  and speculation that the world's surplus could shrink.  Short  coffee futures  positions  were also profitable as  prices  declined  on technical factors early in the second quarter. Total expenses for the six months ended June 30, 2000 were $1,336,171, resulting in  a net loss of $1,510,407.  The value of a Unit decreased from

$3,964.87 at December 31, 1999 to $3,716.81 at June 30, 2000.



For the Quarter and Six Months Ended June 30, 1999

For  the  quarter  ended June 30, 1999, the Partnership  recorded total  trading  revenues including interest income of  $2,259,765 and  posted  an  increase in Net Asset Value per Unit.  The  most significant  gains  of approximately 3.7% were  recorded  in  the

global   interest  rate  futures  markets  primarily  from   long

positions  in Japanese government bond futures as prices  rallied higher  during  April  and May as investors flooded  into  higher yielding long-term debt instruments after the Japanese government

failed  to  propose  a  new economic spending  plan.   Additional

profits were recorded from short positions in U.S. interest  rate futures  as domestic bond prices moved lower during May and  June amid inflationary concerns and fears of an interest rate hike  by the Federal Reserve.  Profits of approximately 1.5% were recorded in  the  global stock index futures markets primarily  from  long positions in Nikkei Index futures as Japanese equity prices moved higher  during  April, on hopes that the Japanese government  may take  more  measures to stimulate their economy, and during  June due  to  the  release of encouraging economic data  out  of  that country.  In the energy markets, gains of approximately 1.0% were recorded  primarily during June from long positions in crude  oil futures as oil prices surged to a 19-month high amid signs of
declining  inventories  and  a  growth  in  global  demand.    In

currencies, profits recorded from short positions in the European common  currency,  as the value of the euro weakened  versus  the

U.S.  dollar  throughout  a majority of the  quarter,  more  than offset losses from short Singapore dollar positions.  These gains were partially offset by losses of approximately 0.8% incurred in the  soft  commodities markets primarily from long  positions  in coffee  futures  as prices dropped during June on  forecasts  for

warmer  weather  in Brazil and ample warehouse  supplies.   Total

expenses  for the three months ended June 30, 1999 were $794,099,

resulting  in  net income of $1,465,666.  The  value  of  a  Unit increased from $4,089.90 at March 31, 1999 to $4,290.39  at  June

30, 1999.



For  the six months ended June 30, 1999, the Partnership recorded total  trading  revenues including interest income of  $2,221,353 and  posted  an  increase in Net Asset Value per Unit.  The  most significant  gains  of approximately 2.2% were  recorded  in  the energy markets primarily from long positions in crude oil futures as  oil prices climbed during the first quarter on news that both

OPEC and non-OPEC countries had reached an agreement to cut total output by approximately two million barrels a day beginning April

1st.   Oil  prices  received an added  boost  during  the  second quarter  as  prices  reached a 19-month  high  due  to  declining inventory levels and increasing demand.  Additional gains of
approximately   1.4%  were  recorded  in  the  currency   markets

primarily from short positions in the euro and the Swiss franc as the  value  of these currencies weakened versus the  U.S.  dollar throughout  the  first  half of 1999 due  to  a  recent  economic slowdown  in Europe, fears that the European Central  Bank  would cut  interest rates, the crisis in Yugoslavia and strong economic data out of the U.S.  Profits of approximately 1.0% were recorded in  the  global stock index futures markets primarily  from  long positions in Nikkei Index futures as Japanese equity prices moved higher  during  April, on hopes that the Japanese government  may take  more  measures to stimulate their economy, and during  June due  to  the  release of encouraging economic data  out  of  that

country.   These  gains  were  partially  offset  by  losses   of

approximately  1.7% experienced in the metals  markets  primarily during  March from long silver futures positions as silver prices retreated  after  Berkshire Hathaway's annual  report  failed  to provide  any  new information on the company's silver  positions.

Smaller  losses  of  approximately 1.2%  were  recorded  in  soft commodities  primarily from long coffee futures positions  during

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



The Partnership's Value at Risk in Different Market Sectors

The  following  tables  indicate  the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net  Assets

by  primary market risk category at June 30, 2000 and  1999.   At

June  30,  2000  and 1999, the Partnership's total capitalization was approximately $22 million and $31 million, respectively.


     Primary Market              June 30, 2000      June 30, 1999
     Risk Category              Value at Risk       Value at Risk

     Currency                       (1.05)%            (2.16)%

     Interest Rate                  (1.15)             (1.09)

     Equity                         (0.83)             (0.28)

               Commodity                                   (1.03)

(0.72)

      Aggregate Value at Risk       (2.06)%            (2.72)%

Aggregate Value at Risk represents the aggregate VaR of  all  the

Partnership's open positions and not the sum of the  VaR  of  the individual Market Categories listed above.  Aggregate VaR will be lower  as  it  takes  into  account correlation  among  different positions and categories.

The  table  above  represents the VaR of the  Partnership's  open positions  at June 30, 2000 and 1999 only and is not  necessarily representative  of  either the historic  or  future  risk  of  an investment  in  the  Partnership. Because the Partnership's  only business  is  the speculative trading of futures  interests,  the

composition    of    its    trading    portfolio    can    change

significantly over any given time period, or even within a single trading  day.  Any changes in open positions could positively  or negatively materially impact market risk as measured by VaR.



The table below supplements the quarter-end VaR by presenting the

Partnership's high, low and average VaR, as a percentage of total

Net Assets for the four quarterly reporting periods from July  1,

1999 through June 30, 2000.

Primary Market Risk Category        High       Low     Average

Currency                           (2.41)%   (1.05)%   (1.84)%

Interest Rate                      (1.34)    (0.88)    (1.12)

Equity                             (0.83)    (0.28)    (0.58)

Commodity                          (1.03)    (0.64)    (0.76)

Aggregate Value at Risk            (2.72)%   (2.06)%   (2.44)%

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

VaR  tables  above,  as  well  as the  past  performance  of  the

Partnership,  give  no  indication of such  "risk  of  ruin".  In addition,  VaR  risk measures should be viewed in  light  of  the methodology's limitations, which include the following:

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



The VaR tables above present the results of the Partnership's VaR for  each  of the Partnership's market risk exposures and  on  an aggregate  basis  at June 30, 2000 and for the end  of  the  four quarterly  reporting periods from July 1, 1999 through  June  30,

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



Non-Trading Risk

The  Partnership has non-trading market risk on its foreign  cash balances  not needed for margin.  These balances and  any  market risk  they  may represent are immaterial.  At June 30,  2000  the

Partnership's cash balance at DWR was approximately  88%  of  its total Net Asset Value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered material.



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



The  following  were the primary trading risk  exposures  of  the

Partnership  as of June 30, 2000, by market sector.   It  may  be

anticipated  however,  that  these  market  exposures  will  vary materially over time.



Currency.  The primary market exposure at June 30,  2000  in  the

Partnership  was  in  the  currency  sector.   The  Partnership's

currency  exposure  is  to exchange rate fluctuations,  primarily fluctuations  which disrupt the historical pricing  relationships between  different currencies and currency pairs.  Interest  rate changes  as  well  as  political and general economic  conditions influence these fluctuations.  The Partnership trades in a  large number  of  currencies, including cross-rates -  i.e.,  positions

between  two  currencies other than the  U.S.  dollar.   For  the

second quarter of 2000, the Partnership's major exposures were in outright  U.S. dollar positions.  Outright positions  consist  of the  U.S.  dollar  vs. other currencies.  These other  currencies include the major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency

sector  will  change significantly in the future.   The  currency

trading VaR figure includes foreign margin amounts converted into

U.S.  dollars  with  an  incremental adjustment  to  reflect  the exchange  rate  risk inherent to the dollar-based Partnership  in expressing VaR in a functional currency other than dollars.



Interest  Rate. The second largest market exposure  at  June  30,

2000  was  in  the  interest rate complex.  Exposure  was  spread across  the  Japanese,  U.S. and German  interest  rate  sectors.

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

e.g.  Australia.   Demeter anticipates that  G-7  and  Australian

interest rates will remain the primary interest rate exposures of

the  Partnership  for  the foreseeable future.   The  changes  in

interest rates which have the most effect on the Partnership  are changes in long-term, as opposed to short-term, rates. Most of the speculative futures positions held by the Partnership are in medium-  to long-term instruments.  Consequently, even a material change  in  short-term  rates would have  little  effect  on  the

Partnership,  were  the  medium- to  long-term  rates  to  remain steady.



Equity.  The Partnership's primary equity exposure is  to  equity price  risk in the G-7 countries.  The stock index futures traded by the Partnership are by law limited to futures on broadly based

indices.   As  of  June  30,  2000,  the  Partnership's   primary

exposures were in the DAX (Germany), Dow (U.S.) and Taiwan  stock

indices.   The Partnership is primarily exposed to  the  risk  of

adverse  price trends or static markets in the U.S. and  European indices.  Static markets would not cause major market changes but would  make  it  difficult  for the Partnership  to  avoid  being

"whipsawed" into numerous small losses.



Commodity.

Energy.  On June 30, 2000, the Partnership's energy exposure  was shared  primarily by futures contracts in the crude  and  heating

oil  markets.   Price  movements in  these  markets  result  from

political developments in the Middle East, weather patterns,  and other economic fundamentals.  It is possible that volatility will remain high.  Significant profits and losses, which have been
experienced  in  the  past,  are  expected  to  continue  to   be

experienced in this market.



Soft  Commodities  and  Agriculturals.  On  June  30,  2000,  the

Partnership  had exposure in the sugar, coffee and corn  markets.

Supply  and  demand inequalities, severe weather  disruption  and market expectations affect price movements in these markets.



Metals.   The Partnership's primary metals market exposure is  to

fluctuations  in the price of gold and silver.  Although  certain

Trading Managers will, from time to time, trade base metals  such as  aluminum  and copper, the principal market exposures  of  the

Partnership have consistently been in precious metals,  gold  and

silver.   Exposure was evident in the gold market as gold  prices

were  volatile  during the quarter.  Silver prices have  remained volatile  over  this period, and the Trading Managers  have  from time  to  time taken positions as market opportunities developed.

Demeter  anticipates that gold and silver will remain the primary metals market exposure for the Partnership.



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership as of June 30, 2000:

Foreign  Currency Balances.    The Partnership's primary  foreign

currency  balances at June 30, 2000 were in euros,  Japanese  yen and  British  pounds.  The Partnership controls  the  non-trading risk  of  these  balances by regularly converting these  balances back into dollars upon liquidation of the respective position.



Qualitative Disclosures Regarding Means of Managing Risk Exposure

The Partnership and each Trading Manager, separately, attempt  to

manage   the   risk  of  the  Partnership's  open  positions   in

essentially  the  same  manner in all market  categories  traded.

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

                   PART II.  OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS

The  following supplements Legal Proceedings previously disclosed in  the  Partnership's Form 10-Q for the quarter ended March  31,

2000 and Form 10-K for the year ended December 31, 1999.



On  October  25,  1996,  the Market Surveillance  Committee  (the

"Committee")  of  the National Association of Securities  Dealers

("NASD")  filed  a formal complaint against MS &  Co.  and  seven current  and former traders, alleging violations of certain  NASD rules  relating  to manipulative and deceptive practices,  locked

and  crossed  markets, and failure to supervise.   Hearings  were

held  in  June  and July 1997.  On April 13, 1998  the  Committee

ruled  that  MS  &  Co.  and the seven  traders  had  engaged  in manipulative  and  deceptive practices and improperly  locked  or crossed  markets, but not that MS & Co. had failed  to  supervise its  traders.  The Committee levied a fine of $1,000,000 on MS  &

Co.,  a  fine of $100,000 and a 90-day suspension on one  of  its former  traders, and fines of $25,000 and 30-day  suspensions  on each of the remaining current and former traders.  On January 18,

2000  the National Adjudicatory Council, which heard the  appeal,

issued a ruling which upheld the Committee's April 1998 decision,

however,  the  National Adjudicatory Council reduced  the  firm's fine  to  $495,000,  reversed all previously imposed  suspensions against the traders,
reduced  the fine for each of six traders to $2,500 and dismissed all charges against the seventh trader.



On  January  11,  1999,  the Securities and  Exchange  Commission

brought an action against 28 NASDAQ market makers, including MS &

Co.,  and  51 individuals, including one current and  one  former trader  employed  by MS & Co., for certain conduct  during  1994.

The  core  of  the charges against MS & Co. concerns improper  or undisclosed  coordination  of price  quotes  with  other  broker-

dealers  and  related  reporting, recordkeeping  and  supervisory deficiencies  in violation of Sections 15(b)(4)(E), 15(c)(1)  and

(2)  and  17(a) of the Securities Exchange Act and Rules  15c1-2,

15c2-7  and  17a-3 promulgated thereunder.  Without admitting  or denying  the charges, MS & Co. consented to the entry of a  cease and  desist  order  and  to the payment of  a  civil  penalty  of

$350,000,  disgorgement of $4,170 and to submit  certain  of  its procedures to an independent consultant for review.  In addition,

one  current and one former trader employed by MS & Co.  accepted suspensions  of less than two months each and were fined  $25,000 and $30,000 respectively.



Item 5.   OTHER INFORMATION

Effective July 1, 2000, Lewis A. Raibley, III resigned  as  Chief

Financial  Officer  and  a Director of Demeter  and  Dean  Witter

Futures  Currency  Management  Inc.   Effective  July  10,  2000,

Raymond

E. Koch replaced Lewis A. Raibley, III as Chief Financial Officer of Demeter.


Item 6.  Exhibits and Reports on Form 8-K

(A) Exhibits

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

10.06 International Foreign Exchange Master Agreement, dated as of August 1, 1997, between the Partnership and Carr Futures, Inc. is incorporated by reference to Exhibit 10.06 to Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 0-13298).

10.07       Customer Agreement, dated as of May 1,  2000  between
Morgan         Stanley  & Co. Incorporated, the  Partnership  and
Dean Witter       Reynolds Inc. is filed herewith.

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




                         Dean Witter Cornerstone Fund II
                            (Registrant)

                         By: Demeter Management Corporation
                             (General Partner)

August 14, 2000          By:
                            Raymond E. Koch
                            Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.