Form 10-Q
period 2000-09-30
WITTER DEAN CORNERSTONE FUND II
filed 2000-11-14
CIK 736999

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q

[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2000 or

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


Yes    X            No___________

                 DEAN WITTER CORNERSTONE FUND II

             INDEX TO QUARTERLY REPORT ON FORM 10-Q

                       September 30, 2000



PART I. FINANCIAL INFORMATION
Item 1. Financial Statementsd

   Statements of Financial Condition
   September 30, 2000 (Unaudited) and December 31, 1999......2

   Statements of Operations for the Quarters Ended
   September 30, 2000 and 1999 (Unaudited)...................3

   Statements of Operations for the Nine Months Ended
   September 30, 2000 and 1999 (Unaudited)...................4

   Statements of Changes in Partners' Capital for
   the Nine Months Ended September 30, 2000 and 1999
   (Unaudited)...............................................5

   Statements of Cash Flows for the Nine Months Ended
   September 30, 2000 and 1999 (Unaudited)...................6

   Notes to Financial Statements (Unaudited)..............7-12

Item 2. Management's Discussion and Analysis of Financial

Condition and Results of Operations..............13-23

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk .....................................23-36

PART II. OTHER INFORMATION

Item 1. Legal Proceedings...................................37

Item 5. Other Information...................................37

Item 6. Exhibits and Reports on Form 8-K.................37-38







<page

                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                DEAN WITTER CORNERSTONE FUND II
               STATEMENTS OF FINANCIAL CONDITION
                                    September 30,     December 31
,

2000                                   1999                     $
$
                                    (Unaudited)

ASSETS
Equity in futures interests trading accounts:
 Cash                               21,234,248    25,804,088

   Net   unrealized   loss   on  open  contracts   (MS   &   Co.)
(174,629)                                 -
 Net   unrealized   gain   (loss)  on   open   contracts   (Carr)
 (14,582)                               1,156,415             Net
 unrealized      loss      on     open      contracts      (MSIL)
 (6,750)                 ______-____

  Total  net unrealized gain (loss) on open contracts   (195,961)
1,156,415

      Total Trading Equity          21,038,287     26,960,503

 Interest receivable (DWR)              89,611         94,764
 Due from DWR                           74,801         11,715

      Total Assets                  21,202,699     27,066,982

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                  259,985         225,282
 Accrued management fees               70,251          89,781
 Accrued administrative expenses        57,300         42,938

                             Total Liabilities       387,536       358,001

Partners' Capital

 Limited Partners (5,702.850 and
   6,619.006 Units, respectively)  20,395,301      26,243,505
 General Partner (117.400 Units)      419,862         465,476

 Total Partners' Capital           20,815,163      26,708,981

 Total Liabilities and Partners' Capital  21,202,699   27,066,982


NET ASSET VALUE PER UNIT            3,576.33         3,964.87

          The accompanying notes are an integral part of these financial statements.

                DEAN WITTER CORNERSTONE FUND II
                    STATEMENTS OF OPERATIONS
                           (Unaudited)




                              For the Quarters Ended September 30,

                                        2000        1999
                                          $            $


REVENUES
 Trading profit (loss):
    Realized                               354,603        545,905
Net change in unrealized            (901,496)     (755,062)
      Total Trading Results         (546,893)   (209,157)
 Interest Income (DWR)                268,015      287,213
      Total Revenues                (278,878)        78,056

EXPENSES

   Brokerage   commissions  (DWR)           301,393       431,856
Management fees                       217,382     299,483
 Transaction fees and costs            25,085      40,421
   Administrative   expenses                 10,069        12,753
Incentive                                                    fees
-           (26,784)
                                  Total   Expenses        553,929
757,729

NET LOSS                            (832,807)   (679,673)

NET LOSS ALLOCATION

      Limited   Partners                  (816,316)     (668,436)
General Partner                      (16,491)    (11,237)

NET LOSS PER UNIT

      Limited   Partners                   (140.48)       (95.71)
General Partner                      (140.48)     (95.71)


          The accompanying notes are an integral part of these financial statements.

                 DEAN WITTER CORNERSTONE FUND II
                    STATEMENTS OF OPERATIONS
                           (Unaudited)


                            For the Nine Months Ended September 30,

                                       2000           1999
                                          $             $

REVENUES
 Trading profit (loss):
     Realized                                 55,384    2,380,942
Net change in unrealized          (1,352,376)   (913,771)
      Total Trading Results       (1,296,992) 1,467,171
 Interest Income (DWR)                843,878    832,238
      Total Revenues                (453,114)  2,299,409

EXPENSES

   Brokerage   commissions   (DWR)          1,035,967   1,214,520
Management    fees                          722,112       912,017
Transaction fees and costs             99,131   120,225
 Administrative expenses               32,890       35,519

    Total Expenses                  1,890,100  2,282,281
NET INCOME (LOSS)                 (2,343,214)       17,128

NET INCOME (LOSS) ALLOCATION

       Limited   Partners                (2,297,600)       16,818
General Partner                      (45,614)       310

NET INCOME (LOSS) PER UNIT

       Limited   Partners                   (388.54)         2.64
General Partner                      (388.54)      2.64





          The accompanying notes are an integral part of these financial statements.

                DEAN WITTER CORNERSTONE FUND II
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
     For the Nine Months Ended September 30, 2000 and 1999
                          (Unaudited)



                           Units of
                          PartnershipLimited  General
                          Interest   Partners Partner    Total



Partners' Capital,
   December 31, 1998      7,489.611     $30,904,584      $492,145
$31,396,729

Net     Income                -                            16,818
310                           17,128

Redemptions                   (482.009)               (2,019,230)
-                        (2,019,230)

Partners' Capital,
  September 30, 1999       7,007.602     $28,902,172   $492,455  $29,394,627




Partners' Capital,
  December 31, 1999      6,736.406$26,243,505 $465,476$26,708,981

Net Loss                     -     (2,297,600)(45,614)(2,343,214)

Offering of Units           2.369      9,330     -        9,330

Redemptions                  (918.525)                (3,559,934)
-                        (3,559,934)

Partners' Capital,
                 September                30,                2000
5,820.250          $20,395,301     $419,862 $20,815,163












           The accompanying notes are an integral part of these financial statements.

                DEAN WITTER CORNERSTONE FUND II
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)



                            For the Nine Months Ended September 30,

                                       2000           1999
                                          $             $

CASH FLOWS FROM OPERATING ACTIVITIES
   Net   income   (loss)                  (2,343,214)      17,128
Noncash item included in net income (loss):
    Net change in unrealized        1,352,376   913,771
 (Increase) decrease in operating assets:
      Interest   receivable  (DWR)           5,153        (3,882)
Due from DWR                         (63,086)   (48,163)
 Increase (decrease) in operating liabilities:
    Accrued management fees          (19,530)     (8,802)
    Accrued administrative expenses    14,36235,519
    Accrued incentive fees         ______-___   (413,951)

       Net  cash  provided  by  (used for)  operating  activities
(1,053,939)                         491,620

CASH FLOWS FROM FINANCING ACTIVITIES

                 Offering                of                 Units
9,330                              -
      Increase   in   redemptions  payable     34,703       9,722
Redemptions of Units              (3,559,934)  (2,019,230)

  Net  cash  used  for  financing  activities    (3,515,901)   (2
,009,508)

 Net decrease in cash             (4,569,840) (1,517,888)
 Balance at beginning of period    25,804,088  29,949,571
 Balance at end of period          21,234,248   28,431,683






          The accompanying notes are an integral part of these financial statements.

                 DEAN WITTER CORNERSTONE FUND II

                  NOTES TO FINANCIAL STATEMENTS

                           (Unaudited)



The  unaudited financial statements contained herein include,  in the  opinion of management, all adjustments necessary for a  fair presentation of the results of operations and financial condition

of  Dean  Witter  Cornerstone Fund II (the  "Partnership").   The

financial statements and condensed notes herein should be read in conjunction  with  the  Partnership's December  31,  1999  Annual

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



The   general   partner   is   Demeter   Management   Corporation

("Demeter").  The non-clearing commodity broker  is  Dean  Witter

Reynolds Inc. ("DWR").  Morgan Stanley & Co., Inc. ("MS  &  Co.")

and  Morgan Stanley & Co. International Limited ("MSIL")  provide clearing and execution services.  Demeter, DWR, MS & Co. and MSIL are wholly-

                 DEAN WITTER CORNERSTONE FUND II
           NOTES TO FINANCIAL STATEMENTS (CONTINUED)




owned  subsidiaries  of Morgan Stanley Dean  Witter  &  Co.   The

trading  managers to the Partnership are Northfield Trading  L.P.

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

2000,  as  amended by SFAS No. 137. The Partnership  adopted  the provisions  of SFAS No. 133 beginning with the fiscal year  ended

December  31,  1998.  SFAS No. 133 superceded SFAS Nos.  119  and

105,  which  required  the disclosure of average  aggregate  fair values  and contract/notional values, respectively, of derivative financial  instruments for an entity that carries its  assets  at fair  value.  SFAS No. 133 was further amended by SFAS  No.  138,

which  clarifies issues surrounding interest rate  risk,  foreign currency  denominations,  normal  purchases  and  sales  and  net hedging.  The application of SFAS No. 133, as amended by SFAS No.

137,  did  not  have  a significant effect on  the  Partnership's financial  statements, nor will the application of the provisions of  SFAS  No.  138 have a significant effect on the Partnership's financial statements.



SFAS  No.  133 defines a derivative as a financial instrument  or

other   contract   that   has  all   three   of   the   following

characteristics:

                 DEAN WITTER CORNERSTONE FUND II
           NOTES TO FINANCIAL STATEMENTS (CONTINUED)


  1)    One  or  more  underlying  notional  amounts  or  payment

     provisions;

2) Requires no initial net investment or a smaller initial net investment than would be required relative to changes in market factors;
3)   Terms require or permit net settlement.


Generally derivatives include futures, forwards, swaps or  option

contracts,   or   other   financial  instruments   with   similar

characteristics such as caps, floors and collars.




The  net unrealized gains (losses) on open contracts are reported as  a component of "Equity in futures interests trading accounts"

on  the  statements of financial condition and totaled $(195,961)

and  $1,156,415  at  September 30, 2000 and  December  31,  1999,

respectively.



Of  the  $195,961  net  unrealized  loss  on  open  contracts  at

September  30, 2000, $201,932 related to exchange-traded  futures contracts  and $(397,893) related to off-exchange-traded  forward currency contracts.

                 DEAN WITTER CORNERSTONE FUND II
           NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Of  the  $1,156,415  net unrealized gain  on  open  contracts  at

December 31, 1999, $1,130,189 related to exchange-traded  futures contracts  and  $26,226  related to  off-exchange-traded  forward currency contracts.



Exchange-traded  futures contracts held  by  the  Partnership  at

September 30, 2000 and December 31, 1999 mature through September

2001   and   December  2000,  respectively.   Off-exchange-traded

forward  currency contracts held by the Partnership at  September

30,  2000 and December 31, 1999 mature through December 2000  and

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

                 DEAN WITTER CORNERSTONE FUND II
            NOTES TO FINANCIAL STATEMENTS (CONCLUDED)



pursuant   to  regulations  of  the  Commodity  Futures   Trading

Commission ("CFTC"), to segregate from their own assets, and  for the sole benefit of their commodity customers, all funds held  by them with respect to exchange-traded futures contracts, including an  amount  equal to the net unrealized gain (loss) on  all  open

futures   contracts,  which  funds,  in  the  aggregate,  totaled

$21,436,180  and $26,934,277 at September 30, 2000  and  December

31,  1999,  respectively. With respect to the Partnership's  off-

exchange-traded forward currency contracts, there  are  no  daily settlements  of variations in value nor is there any  requirement that  an  amount equal to the net unrealized gain (loss) on  open forward  contracts  be segregated.  With respect  to  those  off-

exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all  of such  contracts,  to  perform.  The  Partnership  has  a  netting agreement  with MS & Co.  This agreement, which seeks  to  reduce both  the  Partnership's and MS & Co.'s exposure on off-exchange-

traded forward currency contracts, should materially decrease the

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

Units.

Results of Operations

General.   The  Partnership's  results  depend  on  its   Trading

Managers  and  the  ability  of  the  Trading  Managers'  trading programs  to  take advantage of price movements or  other  profit opportunities in the futures and forwards markets.  The following presents  a  summary  of  the Partnership's  operations  for  the quarter  and  nine  months ended September  30,  2000  and  1999,

respectively, and a general discussion of its trading  activities during  each period.  It is important to note, however, that  the

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



For the Quarter and Nine Months Ended September 30, 2000

For  the  quarter  ended  September  30,  2000,  the  Partnership recorded  total trading losses net of interest income of $278,878

and  posted  a  decrease in Net Asset Value per Unit.   The  most

significant  losses of approximately 2.7% were  recorded  in  the global interest rate futures markets primarily from long Japanese interest  rate  futures positions as the  Bank  of  Japan  raised interest  rates for the first time in 10 years, ending  its  zero interest rate policy
during August.  Short Japanese bond futures positions resulted in additional losses during September as prices surged and long-term interest  rates dropped as investors sought refuge  from  falling

U.S.  and  Japanese  stock prices.  In  the  global  stock  index futures  markets,  losses  of approximately  1.8%  were  incurred primarily from long DAX Index futures positions during  July  and

August  as  prices declined amid weakness in European  technology

stocks.   In  the currency markets, losses of approximately  1.3%

were experienced primarily during August from short Japanese  yen positions  as the value of the yen strengthened versus  the  U.S.

dollar on fears that the Bank of Japan could raise interest rates further by December. In soft commodities, losses of approximately

0.3%  were recorded primarily from short cotton futures positions as  prices  jumped higher during July amid dryness  and  heat  in

Texas.   Newly established long cotton futures positions resulted

in  additional losses during late August as prices moved lower on

rain-related quality concerns in the U.S. Southeast.   A  portion

of   overall   Partnership  losses  was  offset   by   gains   of

approximately  1.5%  recorded  in the  energy  markets  primarily during  August from long futures positions in crude oil  and  its related  products  as prices spiked higher as U.S.  stock  levels remained around 24-year lows.  Ongoing supply concerns outweighed

signals   from  Saudi  Arabia  that  it  would  seek  a  suitable

production increase to ease the crunch.  While the energy markets contributed  gains overall during the quarter, the  magnitude  of the  profits  was reduced by the intervention in  the  crude  oil market that took place toward the
end  of  September.   Specifically,  the  Clinton  administration

announced  the  release of 30 million barrels  of  oil  from  the

Strategic Petroleum Reserve, which caused a sharp reversal in the previously  established upward trend in  crude  oil  futures  and other  energy markets.  However, the reversal was not  enough  to completely  offset gains made earlier in the quarter  and,  as  a result,  allowed the energy complex to record net gains  for  the quarter.  Additional gains of approximately 0.2% were recorded in the  agricultural  markets  primarily  from  short  corn  futures positions  during July as prices declined on favorable U.S.  crop

weather  forecasts.   Total expenses for the three  months  ended

September  30,  2000 were $553,929, resulting in a  net  loss  of

$832,807.  The value of a Unit decreased from $3,716.81  at  June

30, 2000 to $3,576.33 at September 30, 2000.



For  the  nine  months ended September 30, 2000, the  Partnership recorded  total trading losses net of interest income of $453,114

and  posted  a  decrease in Net Asset Value per Unit.   The  most

significant  losses of approximately 7.8% were  recorded  in  the global  interest rate futures markets primarily from long  German bund  futures  positions  during the  second  quarter  as  prices declined on weakness in U.S. bonds and the sharp decline  in  the

euro.   Long  Japanese  interest  rate  futures  positions   also

incurred losses as prices slid on the yen's weakness and a higher

Nikkei  225 Index during February and as the Bank of Japan  ended its zero
interest rate policy during August.  Short Japanese bond  futures positions resulted in losses during September as prices surged as investors  sought  refuge from falling U.S.  and  Japanese  stock

prices.   In  currencies,  losses  of  approximately  3.4%   were

incurred primarily from short Japanese yen positions as its value strengthened  versus  the U.S. dollar during  May  amid  positive economic data out of Japan and expectations of a rise in Japanese interest  rates.  Newly established long Japanese  yen  positions incurred  losses  during late June as the yen's value  gave  back earlier  month  gains versus the U.S. dollar due to repositioning ahead  of  the tankan survey.  During August, short Japanese  yen positions  were  unprofitable  as the  yen's  value  strengthened versus  the  U.S. dollar on fears that the Bank  of  Japan  could raise interest rates further by December.  In the metals markets,

losses  of approximately 2.1% were recorded primarily from  short gold  futures  positions  as prices spiked  higher  during  early

February  following an announcement by a large producer  that  it

was  suspending  gold  hedging  activities.   Long  gold  futures

positions resulted in additional losses as prices fell  later  in

February and March on speculation of gold sales from the Bank  of

France  and  during July after the Bank of England announced  its gold  auction  had concluded at a lower price than  most  dealers

expected.   Short  gold futures positions during  September  were

also  unprofitable  as prices experienced pressure  as  the  UK's

September   19  gold  auction  approached.   Smaller  losses   of

approximately  1.9%  were experienced in the global  stock  index futures markets primarily from short

Nikkei Index futures positions as Japanese equity prices reversed higher  due  to optimism regarding the Japanese economy  and  the strength  in technology stocks.  A portion of overall Partnership losses was offset by gains of approximately 3.9% recorded in  the energy markets primarily from long futures positions in crude oil and  its  refined  products as prices powered to nine-year  highs during  the first quarter on concerns about future output  levels

amid  dwindling  stockpiles  and increasing  demand.   While  the

energy  markets  contributed  gains  overall  during  the  second quarter,  the  magnitude  of  the  profits  was  reduced  by  the intervention in the crude oil market that took place  toward  the

end  of  September.   Specifically,  the  Clinton  administration

announced  the  release of 30 million barrels  of  oil  from  the

Strategic Petroleum Reserve, which caused a sharp reversal in the previously  established upward trend in  crude  oil  futures  and other  energy markets.  However, the reversal was not  enough  to completely  offset  gains made earlier in  the  year  and,  as  a result,  allowed the energy complex to record net gains  for  the

year.   Additional gains of approximately 0.8% were  recorded  in

the  soft  commodities markets primarily from long sugar  futures positions  as prices trended to 22-month highs during the  second quarter  on reports of lower plantings and speculation  that  the

world's  surplus  could  shrink.   Total expenses  for  the  nine

months ended September 30, 2000 were $1,890,100, resulting in a net loss of $2,343,214. The value of a Unit decreased from

$3,964.87  at  December 31, 1999 to $3,576.33  at  September  30,

2000.


For the Quarter and Nine Months Ended September 30, 1999

For  the  quarter  ended  September  30,  1999,  the  Partnership recorded  total  trading revenues including  interest  income  of

$78,056 and, after expenses, posted a decrease in Net Asset Value per  Unit. The most significant net losses of approximately  3.5%

were  recorded  in  the  global  interest  rate  futures  markets primarily  from  short  positions  in  Japanese  government  bond futures as prices increased during July and September due to  the strength  in  the  Japanese  yen and expectations  that  monetary easing  in  that country will eventually come.  Losses were  also recorded  from  trading U.S. interest rate futures during  August and  September  as  domestic bond prices moved  in  a  short-term

volatile   pattern  amid  inflationary  concerns  and   questions

regarding  the  future  direction of  U.S.  interest  rates.   In

metals,  losses  of  approximately 1.8% were  incurred  primarily during  September from previously established short positions  in gold  futures  as gold prices reversed suddenly higher  following the Bank of England's second gold auction and an announcement  by several  European central banks of their plans to restrict  sales of gold reserves for five years.  Smaller losses were recorded in this market complex from short silver futures positions as silver prices  climbed  higher  during late July  on  technically  based buying. A portion of the Partnership's overall losses for the quarter was offset by gains of approximately 5.0% recorded in the energy markets primarily from long positions in crude oil futures as  oil  prices climbed higher throughout the quarter  due  to  a perceived  tightness in supplies, an increase in  demand  and  an announcement  by OPEC ministers stating that they would  continue to adhere to agreed upon output cuts through the first quarter of

2000.  Additional profits of approximately 0.4% were recorded  in the  soft commodities markets primarily from short coffee futures positions  as  coffee prices slid lower during  July  due  to  an increase in supplies, diminishing fears of impending frost damage to  Brazilian  crops  and on predictions of  record  harvests  in

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

The most significant gains of approximately 7.0% were recorded in the  energy  markets primarily from long positions in  crude  oil futures as oil prices climbed during the first nine months of the

year.   During  the first quarter, oil prices rose on  news  that

both OPEC and non-OPEC countries had reached an agreement to  cut total output by approximately two million barrels a day beginning

April 1st. Oil prices received an added boost during the second quarter as prices climbed higher amid declining inventory levels

and   increasing  demand.   The  Partnership's  long  crude   oil

positions  continued  to profit during the  third  quarter  as  a result  of declining inventories, increasing demand and adherence to  agreed  upon output cuts.  Additional gains of  approximately

1.1%  were recorded in the currency markets primarily from  short positions in the euro and the Swiss franc as the value  of  these currencies weakened versus the U.S. dollar throughout  the  first half  of  1999 due to an economic slowdown in Europe, fears  that the European Central Bank would cut interest rates and the crisis

in  Yugoslavia.   Currency  gains were also  recorded  from  long

Japanese  yen  positions  as the value of  the  yen  strengthened versus  the  U.S.  dollar during the third  quarter  on  optimism regarding the Japanese economy.  Smaller profits of approximately

0.3%  were  recorded  in the global stock index  futures  markets primarily from long positions in Nikkei Index futures as Japanese equity  prices  moved  higher during April,  on  hopes  that  the

Japanese  government may take more measures  to  stimulate  their economy,  and  during  June  due to the  release  of  encouraging economic  data  out of that country.  A majority of  these  gains were  offset by losses of approximately 3.5% experienced  in  the metals  markets primarily from long silver futures  positions  as silver  prices retreated during March after Berkshire  Hathaway's annual  report  failed  to provide any  new  information  on  the company's silver positions.  Smaller losses were recorded  during

July from short positions in this market as prices moved higher as a result of technically based buying. In global interest rate futures,  losses  of  approximately 3.3% were recorded  primarily during  the  first  and third quarters from  short  positions  in

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

Litigation  Reform Act of 1995 (set forth in Section 27A  of  the

Securities Act of 1933 and Section 21E of the Securities Exchange

Act of 1934). All
quantitative disclosures in this section are deemed to be forward-

looking  statements for purposes of the safe harbor,  except  for statements of historical fact.



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



The Partnership's Value at Risk in Different Market Sectors

The  following  table  indicates  the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net  Assets by  primary market risk category at September 30, 2000 and  1999.

At   September  30,  2000  and  1999,  the  Partnership's   total

capitalization  was approximately $21 million  and  $29  million,

respectively.

     Primary Market        September 30, 2000       September 30,
1999
     Risk Category            Value at Risk       Value at Risk

     Currency                  (1.88)%                (1.91)%

     Interest   Rate               (0.48)                  (1.11)

Equity                          (1.07)                     (0.52)

Commodity                       (0.87)                     (0.98)

Aggregate Value at Risk    (2.35)%               (2.38)%

Aggregate Value at Risk represents the aggregate VaR of  all  the

Partnership's open positions and not the sum of the  VaR  of  the individual Market Categories listed above.  Aggregate VaR will be lower  as  it  takes  into  account correlation  among  different positions and categories.



The  table  above  represents the VaR of the  Partnership's  open positions  at  September  30, 2000  and  1999  only  and  is  not necessarily representative of either the historic or future  risk of  an  investment in the Partnership. Because the  Partnership's only  business  is the speculative trading of futures  interests,

the   composition   of   its   trading   portfolio   can   change

significantly over any given time period, or even within a single trading  day.  Any changes in open positions could positively  or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the

Partnership's high, low and average VaR, as a percentage of total

Net  Assets for the four quarterly reporting periods from October

1, 1999 through September 30, 2000.


Primary Market Risk Category        High       Low     Average

Currency                           (1.88)%   (1.04)%   (1.43)%

Interest Rate                      (1.34)    (0.48)    (0.88)

Equity                             (1.07)    (0.36)    (0.71)

Commodity                          (1.03)    (0.58)    (0.78)

Aggregate Value at Risk            (2.42)%   (1.32)%   (2.04)%


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



The VaR tables above present the results of the Partnership's VaR for  each  of the Partnership's market risk exposures and  on  an aggregate basis at September 30, 2000 and for the end of the four

quarterly   reporting  periods  from  October  1,  1999   through

September 30, 2000.   Since  VaR is  based on  historical   data,

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

risk  they may represent are immaterial.  At September  30,  2000 the  Partnership's cash balance at DWR was approximately  91%  of its  total  Net  Asset  Value.  A decline in short-term  interest rates  will  result  in  a  decline  in  the  Partnership's  cash

management   income.  This  cash  flow  risk  is  not  considered

material.



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



The  following  were the primary trading risk  exposures  of  the

Partnership as of September 30, 2000, by market sector.   It  may

be  anticipated  however, that these market exposures  will  vary materially over time.



Currency.  The primary market exposure in the Partnership  is  in the  currency sector.  The Partnership's currency exposure is  to exchange rate fluctuations, primarily fluctuations which  disrupt the historical pricing relationships between different currencies and  currency pairs.  Interest rate changes as well as  political and general economic conditions influence these fluctuations.

The Partnership trades in a large number of currencies, including cross-rates - i.e., positions between two currencies  other  than the  U.S. dollar.  At September 30, 2000, the Partnership's major

exposures  were  in  outright  U.S. dollar  positions.   Outright

positions consist of the U.S. dollar vs. other currencies.  These

other  currencies  include major and minor  currencies.   Demeter

does  not  anticipate that the risk profile of the  Partnership's

currency  sector  will change significantly in the  future.   The

currency  trading  VaR  figure includes  foreign  margin  amounts converted  into  U.S. dollars with an incremental  adjustment  to reflect  the  exchange  rate risk inherent  to  the  dollar-based

Partnership in expressing VaR in a functional currency other than dollars.



Interest  Rate.  The second largest market exposure at  September

30,  2000  was  in  the  interest  rate  complex.   Exposure  was

primarily  spread across the U.S., Japanese, and German  interest rate  sectors.  Interest rate movements directly affect the price of  the  sovereign bond futures positions held by the Partnership and  indirectly affect the value of its stock index and  currency

positions.   Interest rate movements in one country  as  well  as

relative  interest  rate movements between  countries  materially

impact   the   Partnership's  profitability.   The  Partnership's

primary  interest  rate exposure is generally  to  interest  rate fluctuations in the United States and the other G-7 countries.

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



Equity.   The Partnership's primary equity exposure is to  equity

price  risk in the G-7 countries.  The stock index futures traded by the Partnership are by law limited to futures on broadly based

indices.   At  September  30,  2000,  the  Partnership's  primary

exposures  were in the DAX (Germany), NASDAQ (U.S.) and  S&P  500

(U.S.)  stock indices.  The Partnership is primarily  exposed  to the  risk of adverse price trends or static markets in the  U.S.,

European  and Japanese indices.  Static markets would  not  cause major  market  changes  but  would  make  it  difficult  for  the

Partnership  to  avoid  being  "whipsawed"  into  numerous  small losses.

Commodity

Energy.  At September 30, 2000, the Partnership's energy exposure was  shared primarily by futures contracts in the crude  oil  and natural  gas  markets.  Price movements in these  markets  result from political developments in the Middle East, weather patterns,

and  other economic fundamentals.  It is possible that volatility will  remain  high.  Significant profits and losses,  which  have been  experienced  in the past, are expected to  continue  to  be experienced in this market.  Natural gas has exhibited volatility in  prices resulting from weather patterns and supply and  demand factors and may continue in this choppy pattern.



Soft  Commodities and Agriculturals.  At September 30, 2000,  the

Partnership  had  exposure  in the markets  that  comprise  these sectors.  Most of the exposure was in the sugar, corn and soybean

markets.    Supply  and  demand  inequalities,   severe   weather

disruption  and  market expectations affect  price  movements  in these markets.



Metals.   The Partnership's primary metals market exposure is  to

fluctuations  in the price of gold and silver.  Although  certain

Trading Managers will from time to time trade base metals such as aluminum  and  copper,  the principal  market  exposures  of  the

Partnership have consistently been in precious metals,  gold  and

silver.   Exposure was evident in the gold market as gold  prices

continued to be volatile during the quarter. Silver prices have remained volatile and the Trading Managers have from time to time taken  positions  as they have perceived market opportunities  to develop.



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership as of September 30, 2000:



Foreign  Currency  Balances.  The Partnership's  primary  foreign currency  balance at September 30, 2000 was in Hong Kong dollars.

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

                   PART II.  OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS

Please  refer  to Legal Proceedings previously disclosed  in  the

Partnership's Form 10-Q(s) for the quarters ended March 31,  2000 and  June 30, 2000 and Form 10-K for the year ended December  31,

1999.



Item 5.  OTHER INFORMATION

Commencing  December  1, 2000, the management  fee  paid  by  the

Partnership to each Trading Manager will be reduced from a 4%  to a 3.5% annual rate.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits

3.01 Limited Partnership Agreement of the Partnership, dated as of December 7, 1983, as amended as of May 11, 1984 is incorporated by reference to Exhibit 3.01 of the Partnership's Annual Report on Form 10-K for the fiscal year ended September 30, 1984 (File No. 0-13298).

10.01 Management Agreement among the Partnership, Demeter and JWH dated November 15, 1983 is incorporated by reference to
     Exhibit 10.03 of the Partnership's Annual Report on Form 10- K for the fiscal year ended September 30, 1984 (File No. 0-13298).

10.02       Dean  Witter  Cornerstone Funds  Exchange  Agreement,
     dated  as   of May 31, 1984 is incorporated by reference  to
     Exhibit      10.04 of the Partnership's Annual Report on Form 10-
     K for    the fiscal year ended September 30, 1984 (File No. 0-
     13298).

10.03       Management  Agreement among the Partnership,  Demeter
     and      Northfield Trading L.P. dated as of April 16, 1997 is
     incorporated   by  reference  to  Exhibit   10.03   of   the
     Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-13298).

10.04 Amended and Restated Customer Agreement, dated as of December 1, 1997, between the Partnership and Dean Witter Reynolds Inc. is incorporated by reference to Exhibit 10.04 of
     the Partnership's Annual Report on Form 10-K for the      fiscal
     year ended December 31, 1998 (File No. 0-13298).

10.05 Customer Agreement, dated as of December 1, 1997, among the Partnership, Carr Futures, Inc. and Dean Witter
     Reynolds     Inc. is incorporated by reference to Exhibit 10.05
     of the    Partnership's Annual Report on Form 10-K for the fiscal
     year ended December 31, 1998 (File No. 0-13298).

10.06 International Foreign Exchange Master Agreement, dated as of August 1, 1997, between the Partnership and Carr Futures, Inc. is incorporated by reference to Exhibit 10.06 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 0-13298).

10.07 Customer Agreement, dated as of May 1, 2000 between Morgan Stanley & Co. Incorporated, the Partnership and Dean Witter Reynolds Inc. is incorporated by reference to
     Exhibit 10.07 of the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, (File No. 0-13298).

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




                         Dean Witter Cornerstone Fund II
                            (Registrant)

                         By: Demeter Management Corporation
                             (General Partner)

November 14, 2000        By:
                            Raymond E. Koch
                            Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.