Form 10-K
period 2000-12-31
WITTER DEAN CORNERSTONE FUND II
filed 2001-03-30
CIK 736999

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-K

[X]   Annual  report  pursuant to Section  13  or  15(d)  of  the
Securities Exchange Act of 1934 [No Fee Required]
For the year ended December 31, 2000 or

[  ]   Transition report pursuant to Section 13 or 15(d)  of  the
Securities Exchange Act of 1934 [No Fee Required]
For          the          transition         period          from
________________to___________________
Commission File Number 0-13298

                DEAN WITTER CORNERSTONE FUND II

(Exact name of registrant as specified in its Limited Partnership
                           Agreement)

          NEW YORK                                            13-
3212871
(State   or  other  jurisdiction  of                      (I.R.S.
Employer
incorporation                   or                  organization)
Identification No.)

c/o Demeter Management Corporation
Two   World   Trade  Center,  -  62nd  Flr.,   New   York,   N.Y.
10048             (Address   of   principal  executive   offices)
(Zip Code)


Registrant's telephone number, including area code          (212)
392-5454

Securities registered pursuant to Section 12(b) of the Act:

                                                Name   of    each
exchange
Title   of  each  class                                on   which
registered
          None                                      None

Securities registered pursuant to Section 12(g) of the Act:

             Units of Limited Partnership Interest

                        (Title of Class)

      Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X      No  _____

      Indicate by check-mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which units were sold as of a specified date within 60 days prior to the date of filing: $23,504,757 at January 31, 2001.

              DOCUMENTS INCORPORATED BY REFERENCE
                          (See Page 1)

                 DEAN WITTER CORNERSTONE FUND II
               INDEX TO ANNUAL REPORT ON FORM 10-K
                        DECEMBER 31, 2000
                              <caption
                              Page No.
DOCUMENTS  INCORPORATED BY REFERENCE. . . . . . . . .  .  .  .  .
 . . . . . 1

Part I .

  Item  1.Business. . . . . . . . . . . . . . . . . . . . . . . .
2-4

  Item  2.Properties. . . . . . . . . . . . . . . . . . . . . . .
 . 5

   Item  3.Legal Proceedings. . . . . . . . . . . . . . . . . . .
5-6

   Item  4.Submission of Matters to a Vote of Security Holders. .
 . .6

Part II.

   Item  5.                                        Market for the
Registrant's Partnership Units
           and  Related Security Holder Matters . . . . . .  .  .
 . 7-8

   Item  6. Selected Financial Data. .. . . . . . . . . . . . . .
 . .9

  Item  7.Management's Discussion and Analysis of Financial
           Condition and Results of Operations. . . . . . . . . .
10-21

  Item 7A. Quantitative and Qualitative Disclosures About
            Market Risk . . . . . . . . . . . . . . . . . . . . .
 .21-34

  Item  8. Financial Statements and Supplementary Data. . . . . .
 . .34

  Item  9.Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure. . . . . . . . . .
 . 34
Part III.

   Item  10.Directors and Executive Officers of the Registrant  .
35-39

  Item 11. Executive Compensation . . . . . . . . . . . . . . . .
 .  39

  Item 12.Security Ownership of Certain Beneficial Owners
           and Management . . . . . . . . . . . . . . . . .  .  .
 . 39

   Item 13.Certain Relationships and Related Transactions . . . .
39-40

Part IV.

    Item   14.                                          Exhibits,
Financial Statement Schedules, and
          Reports on Form 8-K . . . . . . . . . . . . . . . . . .
 . 41



            DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference as follows:



      Documents Incorporated                     Part of Form 10-
K


   Partnership's Prospectus dated
   August 28, 1996, together with
   the Supplement to the Prospectus
   dated May 14, 1999                                  I

   Annual Report to the Dean Witter
   Cornerstone Funds II, III and IV
   Limited Partners for the year
    ended December 31, 2000                          II, III  and
IV

                             PART I

Item 1.  BUSINESS

(a) General Development of Business. Dean Witter Cornerstone Fund

II   (the  "Partnership")  is  a  New  York  limited  partnership organized  to  engage in the speculative trading of  futures  and forward  contracts  on  foreign currencies  and  other  commodity interests.  The Partnership is one of the Dean Witter Cornerstone

Funds, comprised of the Partnership, Dean Witter Cornerstone Fund

III, and Dean Witter Cornerstone Fund IV.



The   general   partner   is   Demeter   Management   Corporation

("Demeter").  The non-clearing commodity broker  is  Dean  Witter

Reynolds,  Inc.  ("DWR").   The clearing  commodity  brokers  are

Morgan Stanley & Co. Incorporated ("MS & Co.") and Morgan Stanley

&  Co. International Limited ("MSIL") which provide clearing  and

execution  services.    Prior  to May  2000,  Carr  Futures  Inc.

provided  clearing  and execution services  to  the  Partnership.

Demeter, DWR, MS & Co. and MSIL are wholly-owned subsidiaries  of

Morgan Stanley Dean Witter & Co.  ("MSDW").  The trading managers to  the Partnership are Northfield Trading L.P. and John W. Henry

& Company, Inc. (collectively, the "Trading Managers").



The Partnership's net asset value per unit of limited partnership interest ("Unit(s)") at December 31, 2000, was $4,419.13, representing an increase of 11.5 percent from the net asset value per  Unit of $3,964.87 at December 31, 1999.  For a more detailed description of the Partnership's business see subparagraph (c).



(b)   Financial   Information  about  Segments.   For   financial

information  reporting  purposes the  Partnership  is  deemed  to engage  in  one  industry  segment, the  speculative  trading  of

futures  and  forwards.   The relevant financial  information  is

presented in Items 6 and 8.



(c) Narrative Description of Business.  The Partnership is in the

business of speculative trading of futures and forwards, pursuant to  trading instructions provided by the Trading Managers. For  a detailed description of the different facets of the Partnership's business,  see  those  portions of the Partnership's  prospectus,

dated  August  28,  1996, (the "Prospectus")  together  with  the

supplement   to   the  Prospectus  dated  May  14,   1999,   (the

"Supplement")  incorporated by reference in this Form  10-K,  set forth below.

  Facets of Business

    1. Summary                   1.  "Summary of the Prospectus"
                                     (Pages 1-9 of the Prospectus
                                        and  Page  S-19  of   the
                                     Supplement).

         2.     Commodities Market  2. "The Commodities Market"
                                       (Pages 80-84 of the
                                      Prospectus).

    3. Partnership's Commodity   3.  "Investment Program, Use
        Trading  Arrangements and       of Proceeds  and  Trading
Policies                                Policies"  (Pages   45-47
of the Prospectus) and
                                     "The Trading Managers"
                                     (Pages 51-74 of the
                                      Prospectus and Pages
                                      S-20 - S-32 of the
                                      Supplement).

       4.  Management of the Part-  4. "The Cornerstone Funds"
              nership                (Pages 19-24 of the
                                         Prospectus   and   Pages
S-2 - S-5 of the
                                      Supplement).  "The
                                      General Partner"
                                      (Pages 77-79 of the
                                      Prospectus and Pages
                                      S-32 - S-34 of the
                                     Supplement) and "The
                                     Commodity Brokers"
                                     (Pages 79-80 of the
                                     Prospectus and Pages
                                     S-34 - S-36 of the
                                     Supplement).  "The
                                     Limited Partnership
                                     Agreements" (Pages 86-
                                     90 of the Prospectus).

     5.     Taxation  of the Partner-  5.      "Material  Federal
     Income                            ship's  Limited   Partners
     Tax    Considerations"  and                      "State  and
     Local Income                             Tax Aspects" (Pages
     96-
                                      102 of the Prospectus).

(d)  Financial Information about Geographic Ares

The  Partnership  has  not engaged in any operations  in  foreign

countries;  however,  the  Partnership  (through  the   commodity

brokers) enters into forward contract transactions where  foreign banks  are  the  contracting  party and  trades  in  futures  and forwards on foreign exchanges.

Item 2.  PROPERTIES

The  executive and administrative offices are located within  the offices  of DWR. The DWR offices utilized by the Partnership  are located  at  Two  World Trade Center, 62nd Floor,  New  York,  NY

10048.



Item 3.  LEGAL PROCEEDINGS

Similar  class actions were filed in 1996 in California  and  New

York State courts.  Each of these actions were dismissed in 1999.

However, the New York State class action discussed below is still pending  because plaintiffs appealed the trial court's  dismissal of their case on March 3, 2000.



On  September 18 and 20, 1996, purported class actions were filed in  the  Supreme Court of the State of New York, New York county,

on  behalf  of all purchasers of interests in limited partnership commodity  pools  sold  by  DWR.  Named defendants  include  DWR,

Demeter,  MSDW,  the  Partnership,  certain  limited  partnership commodity  pools  of  which Demeter is the  general  partner  and

certain  trading  managers to those pools.   A  consolidated  and

amended  complaint in the action pending in the Supreme Court  of the State of New York was filed on August 13, 1997, alleging that the  defendants  committed fraud, breach of fiduciary  duty,  and negligent  misrepresentation in the sale  and  operation  of  the various  limited  partnership  commodity  pools.  The  complaints sought  unspecified amounts of compensatory and punitive  damages and other relief.  The New York Supreme Court dismissed the New

York  action  in November 1998, but granted plaintiffs  leave  to file an amended complaint, which they did in early December 1998.

The  defendants  filed a motion to dismiss the amended  complaint with  prejudice on February 1, 1999.  By decision dated  December

21,  1999,  the  New York Supreme Court dismissed the  case  with

prejudice.    However, on March 3, 2000, plaintiffs appealed  the

trial court's dismissal of their case.



Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                          PART II

Item  5.   MARKET  FOR  THE REGISTRANT'S  PARTNERSHIP  UNITS  AND
RELATED
         SECURITY HOLDER MATTERS


(a) Market Information

There  is no established public trading market for Units  of  the

Partnership.



(b) Holders

The  number  of  holders  of  Units  at  December  31,  2000  was approximately 2,042.



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



(d) Use of Proceeds

The  offering for the Partnership originally commenced on May 31,

1984.  Effective September 30, 1994, the Partnership, Dean Witter

Cornerstone  Fund III and Dean Witter Cornerstone  Fund  IV  were closed  to  new  investors.  Units were sold  since  then  solely

through   "Exchanges"  between  existing  investors  within   the

Cornerstone  Series  at  100%  of  net  asset  value  per   Unit.

Effective
with  the  April 30, 2000 monthly closing, the exchange privilege among the Partnership, Cornerstone Fund III and Cornerstone  Fund

IV   ("Series  Exchanges")  was  terminated.   However,   Limited

Partners  retained  the  ability  to  execute  exchanges  from  a

Cornerstone fund into other funds outside the Cornerstone  Series

("Non-Series  Exchanges"), subject to  certain  restrictions  set forth in the applicable limited partnership agreements.  DWR paid all  expenses  in connection with the offering of  Units  without reimbursement.  Therefore, 100% of the proceeds of Exchanges have been  applied to working capital of the Partnership in accordance with  the  "Investment  Programs, Use  of  Proceeds  and  Trading

Policies" section of the prospectus.  Through December  31,  2000 the  Partnership  has sold 41,708.375 Units and  the  Cornerstone

Funds have sold an aggregate of 235,440.601 Units.  The aggregate price of Units sold through December 31, 2000 with respect to the

Partnership is $65,662,599.




Item 6.  SELECTED FINANCIAL DATA (in dollars)





                                      For the Years Ended December 31,
                        2000       1999       1998        1997           1996

Total Revenues
(including interest)      4,963,877      1,381,603  6,826,329     8,279,346
6,449,790

Net Income (Loss)         2,490,547     (1,597,851)3,596,543      4,916,164
3,047,462

Net Income (Loss)
Per Unit (Limited
&  General  Partners)           454.26         (227.17)467.12        569.56
324.71

Total Assets             25,149,757     27,066,982  32,113,096   31,431,023
30,046,842

Total Limited Partners'
Capital                  24,168,885     26,243,505  30,904,584   29,677,943
28,360,195

Net Asset Value Per
Unit                       4,419.13       3,964.87  4,192.04       3,724.92
3,155.36










Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Liquidity - The Partnership deposits its assets with DWR as  non-

clearing  broker  and  MS & Co. and MSIL as clearing  brokers  in separate  futures and forwards trading accounts  established  for each  Trading Manager, which assets are used as margin to  engage in  trading.  The  assets are held in either non-interest-bearing bank  accounts or in securities and instruments permitted by  the

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



Capital  Resources.  The Partnership does not have, or expect  to have,  any  capital assets.  Redemptions of Units in  the  future will  affect  the  amount of funds available for  investments  in futures  and forwards in subsequent periods.  It is not  possible to  estimate  the  amount  and therefore  the  impact  of  future redemptions of Units.

Results of Operations.

General.   The  Partnership's  results  depend  on  its   Trading

Managers  and  the  ability  of each  Trading  Manager's  trading programs  to  take advantage of price movements or  other  profit opportunities in the futures and forwards markets.  The following presents a summary of the Partnership's operations for the  three years  ended  December 31, 2000 and a general discussion  of  its trading activities during each period.  It is important to  note,

however,  that the Trading Managers trade in various  markets  at different  times  and that prior activity in a particular  market does  not  mean that such market will be actively traded  by  the

Trading   Managers  or  will  be  profitable   in   the   future.

Consequently,  the results of operations of the  Partnership  are difficult  to  discuss other than in the context of  its  Trading

Managers' trading activities on behalf of the Partnership and how the Partnership has performed in the past.




At  December  31,  2000,  the  Partnership's  total  capital  was

$24,687,691,  a  decrease of $2,021,290  from  the  Partnership's total capital of $26,708,981 at December 31, 1999.  For the  year ended December 31, 2000, the Partnership generated net income  of

$2,490,547,  total  subscriptions  aggregated  $9,330  and  total redemptions aggregated $4,521,167.



For  the  year ended December 31, 2000, the Partnership  recorded total trading revenues, including interest income, of $4,963,877
and  posted  an  increase  in net asset value.   The  Partnership

recorded its most significant gains of approximately 4.8% in  the energy  markets  as  long positions in both  crude  oil  and  its

refined   products   proved  profitable   despite   the   Clinton

Administration's release of 30 million barrels of  oil  from  the

Strategic  Petroleum Reserve in September.  Additional  gains  of approximately  1.2% resulted from long positions in  natural  gas futures as prices skyrocketed to all-time highs during the fourth quarter  on  cold  winter weather across much  of  the  U.S.  and continued concerns regarding supply.  Gains of approximately 4.5%

were  also experienced in the currency markets, primarily  during the fourth quarter.  Long positions in the euro proved profitable as  the  value  of  the European common currency  climbed  higher

versus   the  U.S.  dollar,  Japanese  yen  and  British   pound,

reflecting  renewed  skepticism regarding the  prospects  of  the

U.S.,  Japanese  and British economies relative to  that  of  the

European  economy.   A  portion of the  Partnership's  gains  was

offset  by  losses of approximately 2.2% recorded in  the  metals markets as erratic price activity resulted in the predominance of trendless markets.  Additional losses of approximately 1.3%  were experienced from trading cotton futures, particularly  from  long positions  held during the fourth quarter, as prices moved  lower on reports of a bearishly construed U.S. consumption report.

Total  expenses  for the year were $2,473,330, resulting  in  net income  of  $2,490,547.  The net asset value of a Unit  increased from $3,964.87 at December 31, 1999 to $4,419.13 at December  31,

2000.



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

Japanese  economy.  Total expenses for the year were  $2,979,454,

resulting in a net loss of $1,597,851.  The net asset value of  a

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

Total  expenses  for the year were $3,229,786, resulting  in  net income  of  $3,596,543.  The net asset value of a Unit  increased from $3,724.92 at December 31, 1997 to $4,192.04 at December  31,

1998.



The  Partnership's  overall performance record represents  varied results  of  trading in different futures and  forwards  markets.

For  a further description of 2000 trading results, refer to  the letter  to the Limited Partners in the accompanying Annual Report to  Limited Partners for the year ended December 31, 2000,  which is  incorporated by reference to Exhibit 13.01 of this Form 10-K.

The  Partnership's  gains  and losses  are  allocated  among  its partners for income tax purposes.



Credit Risk.

Financial  Instruments.  The Partnership is a party to  financial instruments with elements of off-balance sheet market and  credit

risk.   The  Partnership may trade futures and forwards  to  gain

long  biased  exposure to global stock markets  and  global  bond markets,  as  well as long and short exposure to a  component  of managed  futures  contracts in agricultural  commodities,  energy products, foreign currencies, precious and base metals, and  soft

commodities.   In entering into these contracts, the  Partnership

is  subject  to  the  market  risk that  such  contracts  may  be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable.

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

Partnership's trading policies.



In addition to market risk, in entering into futures and forwards contracts  there  is  a credit risk to the Partnership  that  the counterparty  on  a  contract  will  not  be  able  to  meet  its obligations  to  the Partnership.  The ultimate  counterparty  or guarantor of the Partnership for futures contracts traded in  the

United  States and the foreign exchanges on which the Partnership

trades  is  the clearinghouse associated with such exchange.   In

general,  a  clearinghouse is backed by  the  membership  of  the exchange and will act in the event of non-performance by one of its members or one of its member's customers, which should

significantly   reduce  this  credit  risk.    For   example,   a

clearinghouse  may cover a default by drawing upon  a  defaulting member's  mandatory contributions and/or non-defaulting  members'

contributions  to  a  clearinghouse guarantee  fund,  established lines or letters of credit with banks, and/or the clearinghouse's surplus  capital and other available assets of the  exchange  and clearinghouse,  or  assessing its members.  In  cases  where  the

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



Third,  with respect to forward contract trading, the Partnership trades  with  only  those counterparties which Demeter,  together with  DWR,  have determined to be creditworthy.  The  Partnership presently deals with MS & Co. as the sole counterparty on forward contracts.



See  "Financial Instruments" under Notes to Financial  Statements in  the  Partnership's Annual Report to Limited Partners for  the

year  ended December 31, 2000, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.



Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

Introduction

The  Partnership is a commodity pool involved in the  speculative

trading   of   futures   and  forwards.    The   market-sensitive

instruments  held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially  all of  the Partnership's assets are at risk of trading loss.  Unlike an operating company, the risk of market-sensitive instruments is central,  not  incidental,  to  the Partnership's  main  business activities.

The  futures  and  forwards  traded by  the  Partnership  involve varying  degrees of related market risk.  Market  risk  is  often dependent  upon  changes in the level or volatility  of  interest rates,  exchange  rates, and prices of financial instruments  and

commodities.   Fluctuations  in  market  risk  based  upon  these

factors  result  in  frequent changes in the fair  value  of  the

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

Partnership's  open  positions  is  directly  reflected  in   the

Partnership's earnings, whether realized or unrealized,  and  its

cash  flow.   Profits and losses on open positions  of  exchange-

traded  futures and forwards are settled daily through  variation margin.



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



The Partnership's Value at Risk in Different Market Sectors

The  following  table  indicates  the  VaR  associated  with  the

Partnership's open positions as a percentage of total net  assets by primary market risk category at December 31, 2000 and 1999.

At   December   31,  2000  and  1999,  the  Partnership's   total

capitalization  was approximately $25 million  and  $27  million,

respectively.

     Primary  Market       December 31, 2000  December  31,  1999
     Risk Category         Value at Risk         Value at Risk

     Interest Rate            (1.98)%                (0.54)%

     Currency                 (1.86)                 (1.04)

     Equity                   (0.39)                 (0.36)

     Commodity                (0.78)                 (0.58)

     Aggregate Value at Risk  (3.06)%                (1.32)%



Aggregate Value at Risk represents the aggregate VaR of  all  the

Partnership's open positions and not the sum of the  VaR  of  the individual market categories listed above.  Aggregate VaR will be lower  as  it  takes  into  account correlation  among  different positions and categories.


The  table  above  represents the VaR of the  Partnership's  open positions  at  December  31,  2000  and  1999  only  and  is  not necessarily representative of either the historic or future  risk of  an  investment in the Partnership. Because the  Partnership's only business is the speculative trading of futures and forwards,

the composition of its trading portfolio can change significantly over  any given time period, or even within a single trading day.

Any  changes  in  open positions could positively  or  negatively materially impact market risk as measured by VaR.

The  table  below  supplements  the  December  31,  2000  VaR  by presenting  the  Partnership's high, low and average  VaR,  as  a percentage  of total net assets for the four quarterly  reporting periods from January 1, 2000 through December 31, 2000.


Primary Market Risk Category   High      Low      Average

Interest Rate                  (1.98)%   (0.48)%   (1.24)%

Currency                       (1.88)    (1.05)    (1.63)

Equity                         (1.07)    (0.39)    (0.72)

Commodity                      (1.03)    (0.64)    (0.83)

Aggregate Value at Risk        (3.06)%   (2.06)%   (2.47)%



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

Partnership's open positions thus creates a "risk  of  ruin"  not usually  found in other investments.  The relative  size  of  the positions held may cause the Partnership to incur losses  greatly in excess of VaR within a short period of time, given the effects of  the  leverage employed and market volatility.  The VaR tables above, as well as the past performance of the Partnership, give no indication of such "risk of ruin". In addition, VaR risk

measures   should  be  viewed  in  light  of  the   methodology's

limitations, which include the following:

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



The VaR tables above present the results of the Partnership's VaR for  each  of the Partnership's market risk exposures and  on  an aggregate basis at December 31, 2000 and 1999, and for the end of the  four quarterly reporting periods during calendar year  2000.

Since  VaR is based on historical data, VaR should not be  viewed as  predictive of the Partnership's future financial  performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day  will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.



Non-Trading Risk

The  Partnership has non-trading market risk on its foreign  cash balances  not needed for margin.  These balances and  any  market risk they may represent are immaterial. At December 31, 2000, the

Partnership's cash balance at DWR was approximately  88%  of  its total  net  asset value.  A decline in short-term interest  rates will  result  in  a decline in the Partnership's cash  management income. This cash flow risk is not considered to be material.



Materiality,  as used throughout this section,  is  based  on  an assessment  of  reasonably  possible  market  movements  and  any associated  potential  losses taking into account  the  leverage,

optionality and multiplier features of the Partnership's  market-

sensitive instruments.




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

Demeter and the Trading Managers for managing such exposures  are subject  to numerous uncertainties, contingencies and risks,  any one  of which could cause the actual results of the Partnership's risk  controls to differ materially from the objectives  of  such

strategies.   Government  interventions,  defaults   and   expro-

priations,   illiquid   markets,  the   emergence   of   dominant

fundamental  factors, political upheavals, changes in  historical price  relationships,  an  influx  of  new  market  participants,

increased  regulation  and many other  factors  could  result  in material  losses  as  well as in material  changes  to  the  risk exposures  and the risk management strategies of the Partnership.

Investors  must be prepared to lose all or substantially  all  of their investment in the Partnership.



The  following  were the primary trading risk  exposures  of  the

Partnership as of December 31, 2000, by market sector.  It may be anticipated  however,  that  these  market  exposures  will  vary materially over time.



Interest Rate.  The primary market exposure at December 31,  2000 was  in the global interest rate complex.  Exposure was primarily spread  across  the  German,  U.S., and  Japanese  interest  rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly  affect  the  value of its stock  index  and  currency

positions.   Interest rate movements in one country  as  well  as

relative  interest  rate movements between  countries  materially

impact   the   Partnership's  profitability.   The  Partnership's

primary  interest  rate exposure is generally  to  interest  rate fluctuations  in the United States and the other  G-7  countries.

The  G-7  countries  consists of France, U.S.,  Britain,  Germay,

Japan,  Italy  and Canada.  However, the Partnership  also  takes futures  positions  in the government debt of smaller  nations  -

e.g.  Australia.   Demeter anticipates that  G-7  and  Australian

interest rates will remain the primary interest rate exposure  of

the  Partnership  for  the foreseeable future.   The  changes  in

interest rates which have the most effect on the Partnership, are changes  in long-term, as opposed to short-term, rates.  Most  of the speculative futures positions held by the Partnership are  in medium-  to long-term instruments.  Consequently, even a material change  in  short-term  rates would have  little  effect  on  the

Partnership,  were  the  medium- to  long-term  rates  to  remain steady.



Currency.  The second largest market exposure in the  Partnership

at   December   31,  2000  was  in  the  currency  sector.    The

Partnership's currency exposure is to exchange rate fluctuations,

primarily  fluctuations  which  disrupt  the  historical  pricing relationships between different currencies and currency pairs.

Interest  rate changes as well as political and general  economic conditions influence these fluctuations.  For the fourth  quarter of  2000, the Partnership's major exposures were to outright U.S.

dollar  positions.  Outright positions consist of the U.S. dollar

vs.  other currencies.  These other currencies include major  and

minor  currencies.   Demeter does not anticipate  that  the  risk

profile   of  the  Partnership's  currency  sector  will   change

significantly  in  the future.  The currency trading  VaR  figure includes foreign margin amounts converted into U.S. dollars  with an  incremental  adjustment to reflect  the  exchange  rate  risk inherent to the dollar-based Partnership in expressing VaR  in  a functional currency other than U. S. dollars.



Equity.   The  Partnership's primary equity exposure at  December

31,  2000  was  to equity price risk in the G-7  countries.   The

stock  index futures traded by the Partnership are by law limited to  futures on broadly based indices.  At December 31, 2000,  the

Partnership's  primary exposures were to the NASDAQ  (U.S.),  DAX

(Germany),   and  Taiwan  stock  indices.   The  Partnership   is

primarily  exposed to the risk of adverse price trends or  static

markets  in  the  U.S., European, and Japanese  indices.   Static

markets  would not cause major market changes but would  make  it difficult  for  the Partnership to avoid being  "whipsawed"  into numerous small losses.

Commodity.

Energy.   At December 31, 2000, the Partnership's energy exposure

was  shared  primarily  by futures contracts  in  the  crude  and heating  oil  markets.  Price movements in these  markets  result from political developments in the Middle East, weather patterns,

and  other economic fundamentals.  It is possible that volatility will  remain high and that significant profits and losses,  which have been experienced in the past, are expected to continue to be experienced in this market.



Soft  Commodities and Agriculturals.  At December 31,  2000,  the

Partnership  had  exposure  to the markets  that  comprise  these sectors.  Most of the exposure, however, was to the sugar,  corn,

soybean  meal,  and  soybean  oil  markets.   Supply  and  demand

inequalities, severe weather disruption, and market  expectations affect price movements in these markets.



Metals.   The  Partnership's primary metals  market  exposure  at

December  31, 2000 was to fluctuations in the price of  gold  and

silver.   Although certain Trading Managers will,  from  time  to

time,  trade  base  metals  such  as  copper  and  aluminum,  the principal  market exposures of the Partnership have  consistently

been  to  precious  metals,  such as  gold  and  silver.   Market

exposure to precious metals was evident, as gold prices continued

to  be  volatile  during  the quarter.   Silver  prices  remained

volatile over this period as well. The Trading Managers' have, from time to time, taken positions when market opportunities developed.



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership at December 31, 2000:



     Foreign   Currency  Balances.   The  Partnership's   primary

     foreign  currency  balances at December  31,  2000  were  in

     euros,   Australian  dollars,  and  British   pounds.    The

     Partnership controls the non-trading risk of these  balances by  regularly  converting these balances  back  into  U.  S.

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



Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The  Financial  Statements are incorporated by reference  to  the

Partnership's  Annual  Report which is  filed  as  Exhibit  13.01 hereto.



Supplementary data specified by Item 302 of Regulation S-K:



            Summary of Quarterly Results (Unaudited)

                                                           Net
Income/
                                                    (Loss) Per
Quarter                            Net          Unit of Limited
Ended                Revenue        Income/(Loss)
Partnership Interest

2000
March 31           $   564,537    $    (151,221)        $ (26.55)
June 30          (738,773)      (1,359,186)         (221.51)
September 30     (278,878)        (832,807)         (140.48)
December 31     5,416,991        4,833,761           842.80

Total              $ 4,963,877    $   2,490,547         $ 454.26


1999
March 31           $   (38,412)   $    (768,865)        $(102.14)
June 30         2,259,765        1,465,666           200.49
September 30       78,056         (679,673)          (95.71)
December 31      (917,806)      (1,614,979)         (229.81)

Total              $  1,381,603   $  (1,597,851)        $(227.17)



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




Directors and Officers of the General Partner

The directors and officers of Demeter are as follows:



Robert E. Murray, age 40, is Chairman of the Board, President and

a Director of Demeter.  Mr. Murray is also Chairman of the Board,

President  and  a  Director  of Dean Witter  Futures  &  Currency

Management Inc. ("DWFCM").  Mr. Murray is currently a Senior Vice

President of DWR's Managed Futures Department.  Mr. Murray  began his  career at DWR in 1984 and is currently the Director  of  the

Managed  Futures  Department. In this  capacity,  Mr.  Murray  is responsible  for  overseeing all aspects of  the  firm's  Managed

Futures  Department.   Mr.  Murray  previously  served  as   Vice

Chairman  and  a  Director of the Managed Funds  Association,  an

industry  association  for investment professionals  in  futures,

hedge   funds  and  other  alternative  investments.  Mr.  Murray

graduated from Geneseo State University in May 1983 with  a  B.A.

degree in Finance.



Mitchell  M. Merin, age 47, is a Director of Demeter.  Mr.  Merin

is  also a Director of DWFCM.  Mr. Merin was appointed the  Chief

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



Joseph  G.  Siniscalchi, age 55, is a Director of  Demeter.   Mr.

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

Kuhn Loeb, Inc.



Edward  C.  Oelsner, III, age 59, is a Director of Demeter.   Mr.

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

Boston  Corporation  as a member of the Research  and  Investment

Banking Departments from 1967 to 1981.  Mr. Oelsner received  his

M.B.A. in Finance from the Columbia University Graduate School of

Business   in  1966  and  an  A.B.  in  Politics  from  Princeton

University in 1964.



Richard  A. Beech, age 49, is a Director of Demeter.   Mr.  Beech

has  been associated with the futures industry for over 23 years.

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



Raymond A. Harris, age 44, is a Director of Demeter.  Mr.  Harris

is  currently  Executive  Vice  President,  Planning  and  Admin-

istration for Morgan Stanley Dean Witter Asset Management and has

worked at DWR or its affiliates since July 1982, serving in  both financial  and  administrative capacities.  From August  1994  to

January  1999, he worked in two separate DWR affiliates, Discover

Financial  Services  and Novus Financial  Corp.,  culminating  as

Senior Vice President.  Mr. Harris received his B.A. degree from

Boston  College and his M.B.A. in finance from the University  of

Chicago.



Anthony  J.  DeLuca,  age  38, became a Director  of  Demeter  on

September 14, 2000.  Mr. DeLuca is also a Director of DWFCM.  Mr.

DeLuca was appointed the Controller of Asset Management for  MSDW in  June  1999.  Prior to that, Mr. DeLuca was a partner  at  the accounting  firm of Ernst & Young LLP, where he  had  MSDW  as  a

major  client.   Mr. DeLuca had worked continuously  at  Ernst  &

Young  LLP  ever  since  1984,  after  he  graduated  from   Pace

University with a B.B.A. degree in Accounting.



Raymond  E. Koch, age 45, is Chief Financial Officer of  Demeter.

Effective July 10, 2000, Mr. Koch replaced Mr. Raibley  as  Chief

Financial Officer of Demeter.  Mr. Koch began his career at  MSDW in  1988,  has  overseen the Managed Futures Accounting  function since  1992,  and is currently First Vice President, Director  of

Managed  Futures  and Realty Accounting.  From November  1979  to

June  1988,  Mr. Koch held various positions at Thomson  McKinnon

Securities, Inc. culminating as Manager, Special Projects in  the

Capital  Markets Division.  From August 1977 to November 1979  he

was  an  auditor, specializing in financial services at  Deloitte

Haskins  and  Sells.  Mr. Koch received his B.B.A. in  accounting from  Iona  College  in  1977, an M.B.A.  in  finance  from  Pace

University in 1984 and is a Certified Public Accountant.

Lewis  A.  Raibley, III, age 38, served as Vice President,  Chief

Financial Officer, and a Director of Demeter and DWFCM until  his resignation from MSDW on July 1, 2000.



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


Item 12. SECURITY  OWNERSHIP  OF  CERTAIN BENEFICIAL  OWNERS  AND
          MANAGEMENT

(a)   Security  Ownership  of  Certain  Beneficial  Owners  -  At

December  31, 2000, there were no persons known to be  beneficial owners of more than 5 percent of the Units.



(b)   Security  Ownership of Management - At December  31,  2000,

Demeter  owned  117.400  Units  of General  Partnership  Interest representing a 2.10 percent interest in the Partnership.



(c)  Changes in Control - None



Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Refer to Note 2 - "Related Party Transactions" of "Notes to

Financial  Statements",  in  the accompanying  Annual  Report  to

Limited  Partners for the year ended December 31, 2000, which  is incorporated by reference to Exhibit 13.01 of this Form 10-K.  In its  capacity as the Partnership's retail commodity  broker,  DWR received commodity brokerage commissions (paid and accrued by the

Partnership) of $1,361,674 for the year ended December 31, 2000.

                           PART IV

Item  14.   EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND
REPORTS ON          FORM 8-K
(a)  1. Listing of Financial Statements

The   following   financial  statements   and   reports   of

independent  auditors,  all appearing  in  the  accompanying

Annual  Report  to  Limited  Partners  for  the  year  ended

December  31, 2000 are incorporated by reference to  Exhibit

13.01 of this Form 10-K:

- Report of Deloitte & Touche LLP, independent auditors, for the years ended December 31, 2000, 1999 and 1998.

-    Statements  of Financial Condition as of  December  31,
     2000 and 1999.

- Statements of Operations, Changes in Partners' Capital, and Cash Flows for the years ended December 31, 2000, 1999 and 1998.

-         Notes to Financial Statements.

With the exception of the aforementioned information and the information incorporated in Items 7, 8, and 13,  the  Annual

Report  to Limited Partners for the year ended December  31,

2000 is not deemed to be filed with this report.

     2.  Listing of Financial Statement Schedules

No  financial statement schedules are required to  be  filed with this report.

(b)  Reports on Form 8-K

No  reports  on Form 8-K have been filed by the  Partnership during  the  last  quarter of the  period  covered  by  this report.



(c)  Exhibits

Refer to Exhibit Index on Page E-1 to E-2.


                           SIGNATURES

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

                                                  DEAN     WITTER
                         CORNERSTONE FUND II

(Registrant)

                                                 BY:      Demeter
                         Management Corporation,
                                                          General
                              Partner

March 30, 2001           BY: /s/ Robert E. Murray           .
                                 Robert E. Murray, Director,
                                 Chairman of the Board and
                                 President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.

BY:   /s/  Robert E. Murray                             March 30,
2001
          Robert E. Murray, Director,
          Chairman of the Board and
          President

     /s/       Mitchell M. Merin                            March
30, 2001
          Mitchell M. Merin, Director

     /s/       Joseph G. Siniscalchi                        March
30, 2001
          Joseph G. Siniscalchi, Director

     /s/       Edward C. Oelsner III                        March
30, 2001
          Edward C. Oelsner III, Director

     /s/       Richard A. Beech                             March
30, 2001
          Richard A. Beech, Director

     /s/       Raymond A. Harris                            March
30, 2001
          Raymond A. Harris, Director

     /s/       Anthony J. DeLuca                            March
30, 2001
          Anthony J. DeLuca, Director

      /s/  Raymond E. Koch                     _        March 30,
2001
           Raymond E. Koch, Chief
           Financial Officer and Principal
               Accounting Officer

                        EXHIBIT INDEX


     ITEM

3.01 Limited Partnership Agreement of the Partnership, dated as of December 7, 1983, as amended as of May 11, 1984 is incorporated by reference to Exhibit 3.01 to Partnership's Annual Report on Form 10-K for the fiscal year ended September 30, 1984 (File No. 0-13298).

     10.01                                             Management
     Agreement among the Partnership, Demeter and JWH dated November 15,1983 is incorporated by reference to Exhibit
     10.03 of the Partnership's Annual Report on Form 10-K for the fiscal year ended September 30, 1984 (File No. 0-13298).

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

10.04Amended  and  Restated  Customer  Agreement,  dated  as   of
     December 1, 1997, between the Partnership and Dean Witter Reynolds Inc. is incorporated by reference to Exhibit 10.04 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31 1998 (File No. 0-13298).

10.05Customer Agreement, dated as of December 1, 1997, among the Partnership, Carr Futures, Inc. and Dean Witter Reynolds Inc. is incorporated by reference to Exhibit 10.05 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 0-13298).

10.06International  Foreign Exchange Master Agreement,  dated  as of August 1, 1997, between the Partnership and Carr Futures, Inc. is incorporated by reference to Exhibit 10.06 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 0-13298).

10.07Customer  Agreement, dated as of May 1, 2000 between  Morgan
     Stanley & Co. Incorporated, the Partnership and Dean Witter Reynolds Inc. is incorporated by reference to exhibit 10.07 of the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, (File No. 0-13298).

10.08 Amendment to Management Agreement between the Partnership and John W. Henry & Company, Inc., dated November 30, 2000, is incorporated by reference to the Partnership's report on Form 8-K (File No. 0-13298), filed with the SEC on January 3, 2001.

10.09Amendment to Management Agreement between the Partnership and Northfield Trading L.P., dated November 30, 2000, is incorporated by reference to the Partnership's report on Form 8-K (File No. 0-13298), filed with the SEC on January 3, 2001.

13.01 Annual Report to Limited Partners for the year ended December 31, 2000 is filed herewith.

Cornerstone
Funds

December 31, 2000
Annual Report

MORGAN STANLEY DEAN WITTER

Dean Witter Cornerstone Funds

Historical Fund Performance

Presented below is the percentage change in Net Asset Value per Unit from the start of each calendar year each Fund has traded. Also provided is the incep-tion-to-date return and the annualized return since inception for each Fund. PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.

CORNERSTONE FUND II

Year                         Return                              Year                              Return
----                         ----------                          --------                          ------
1985                           20.1%                              1993                               7.8%
1986                          -17.5%                              1994                              -8.9%
1987                           71.6%                              1995                              26.5%
1988                            0.1%                              1996                              11.5%
1989                          -15.1%                              1997                              18.0%
1990                           47.9%                              1998                              12.5%
1991                           11.0%                              1999                              -5.4%
1992                           -1.3%                              2000                              11.5%
Inception-to-Date Return:                                                                          353.2%
Annualized Return:                                                                                   9.9%
---------------------------------------------------------------------------------------------------------

CORNERSTONE FUND III

Year                         Return                              Year                              Return
----                         ----------                          --------                          ------
1985                           54.6%                              1993                              -4.8%
1986                           -8.0%                              1994                             -10.0%
1987                           32.5%                              1995                              27.5%
1988                           19.4%                              1996                               8.2%
1989                          -11.4%                              1997                              10.2%
1990                           18.8%                              1998                               9.1%
1991                           12.0%                              1999                              -6.8%
1992                          -11.1%                              2000                              -0.3%
Inception-to-Date Return:                                                                          211.5%
Annualized Return:                                                                                   7.4%
---------------------------------------------------------------------------------------------------------

CORNERSTONE FUND IV

Year                         Return                              Year                              Return
----                         ----------                          --------                          ------
1987 (8 mos.)                  10.6%                              1994                             -14.3%
1988                           37.5%                              1995                              23.0%
1989                          -14.1%                              1996                              13.0%
1990                           57.8%                              1997                              38.4%
1991                           33.5%                              1998                               6.7%
1992                           10.4%                              1999                              -1.1%
1993                           -9.1%                              2000                              14.7%
Inception-to-Date Return:                                                                          451.1%
Annualized Return:                                                                                  13.3%

Demeter Management Corporation
Two World Trade Center
62nd Floor
New York, NY 10048
Telephone (212) 392-8899

Dean Witter Cornerstone Funds
Annual Report
2000

Dear Limited Partner:

This marks the sixteenth annual report for Cornerstone Funds II and III and the fourteenth for Cornerstone Fund IV. The Net Asset Value per Unit for each of the three Cornerstone Funds on December 31, 2000 was as follows:

                                                                                         % Change
       Funds                              N.A.V.                                         for 2000
       -----                             ---------                                       --------
Cornerstone Fund II                      $4,419.13                                         11.5%
Cornerstone Fund III                     $3,037.53                                         -0.3%
Cornerstone Fund IV                      $5,373.69                                         14.7%

Cornerstone Fund II

The Fund recorded its most significant gains in the energy markets as long po-sitions in both crude oil and its refined products proved profitable despite the Clinton Administration's release of 30 million barrels of oil from the Strategic Petroleum Reserve in September. Additional gains resulted from long positions in natural gas futures as prices skyrocketed to all-time highs dur-ing the fourth quarter on cold winter weather across much of the U.S. and con-tinued concerns regarding supply. Gains were also experienced in the currency markets, primarily during the fourth quarter. Long positions in the euro proved profitable as the value of the European common currency climbed higher versus the U.S. dollar, Japanese yen, and British pound, reflecting renewed skepticism regarding the prospects of the U.S., Japanese, and British econo-mies relative to that of the European economy. A portion of the Fund's gains was offset by losses recorded in the metals markets as erratic price activity resulted in the predominance of trendless markets. Additional losses were ex-perienced from trading cotton futures, particularly from long positions held during the fourth quarter, as prices moved lower on reports of a bearishly construed U.S. consumption report.

Cornerstone Fund III

The Fund recorded losses primarily in the global stock index futures markets from trading in S&P 500 Index futures as prices moved erratically amid fears of inflation, a changing U.S. interest rate environment and uncertainty in eq-uity prices. Losses were also experienced in the metals markets as gold futures trading proved to be particularly difficult as prices fluctuated in response to producer concerns, central bank policies and exchange rate fluctu-ations. Similarly, trading in aluminum futures experienced price reversals due to technical factors. Smaller losses were recorded in the soft commodities markets, particularly in cotton and coffee futures, as erratic price activity resulted in the predominance of trendless markets. A majority of the Fund's losses was offset by gains recorded in the currency markets as short euro and Swiss franc positions profited as their value weakened versus the U.S. dollar and other major currencies amid an uncertain European interest rate environ-ment. Currency gains were also recorded later in the year from long positions in the euro as its value strengthened versus the U.S. dollar. Additional gains resulted from long positions in natural gas futures as prices skyrocketed to all-time highs during the fourth quarter on cold winter weather across much of the U.S. and continued concerns regarding supply.

Cornerstone Fund IV

The Fund recorded gains primarily from trading in the euro. During the first half of the year, short positions in the euro proved profitable as the value of the European common currency weakened versus the U.S. dollar on uncertainty regarding the European economy and speculation that European interest rates would remain unchanged. In September, however, coordinated intervention among the world's largest central banks stemmed the tide of the falling euro. Fol-lowing the intervention, long positions in the euro proved profitable during the fourth quarter as its value surged versus the U.S. dollar, Japanese yen, and British pound, reflecting renewed skepticism regarding the prospects of the U.S., Japanese and British economies relative to that of the European economy. Gains were also recorded from positions in the Swiss franc as its value often moved in line with that of the euro. Additional gains were experi-enced throughout the year from short South African rand positions as its value receded relative to the U.S. dollar during April and May amid speculation that Zimbabwe was on the verge of deval-uing its currency. A portion of the Fund's gains for the year was offset by losses experienced in the British pound as long positions incurred losses ear-ly in the year amid continued strength in the U.S. dollar. Short positions in-curred additional losses late in the year on fresh evidence of a weakening U.S. economy. Losses were also experienced in the Australian dollar as its value fluctuated in response to weakness in the euro, the changing U.S. inter-est rate environment and fading Australian interest rate expectations.

Should you have any questions concerning this report, please feel free to con-tact Demeter Management Corporation at Two World Trade Center, 62nd Floor, New York, NY 10048, or your Morgan Stanley Dean Witter Financial Advisor.

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


    /s/ Robert E. Murray

    Robert E. Murray
    Chairman
    Demeter Management Corporation
    General Partner

Dean Witter Cornerstone Funds
Independent Auditors' Report

The Limited Partners and the General Partner of
Dean Witter Cornerstone Fund II
Dean Witter Cornerstone Fund III
Dean Witter Cornerstone Fund IV:

We have audited the accompanying statements of financial condition of Dean Witter Cornerstone Fund II, Dean Witter Cornerstone Fund III and Dean Witter Cornerstone Fund IV (collectively, the "Partnerships") as of December 31, 2000 and 1999 and the related statements of operations, changes in partners' capi-tal, and cash flows for each of the three years in the period ended Decem-ber 31, 2000. These financial statements are the responsibility of the Part-nerships' management. Our responsibility is to express an opinion on these fi-nancial statements based on our audits.

We conducted our audits in accordance with auditing standards generally ac-cepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the finan-cial statements are free of material misstatement. An audit includes examin-ing, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting princi-ples used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits pro-vide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material re-spects, the financial position of Dean Witter Cornerstone Fund II, Dean Witter Cornerstone Fund III and Dean Witter Cornerstone Fund IV at December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with ac-counting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP
New York, New York
February 16, 2001

Dean Witter Cornerstone Fund II
Statements of Financial Condition

                                                      December 31,
                                                  ----------------------
                                                     2000        1999
                                                  ----------  ----------
                                                      $           $
                                ASSETS
 Equity in futures interests trading
  accounts:
  Cash                                            21,768,271  25,804,088
  Net unrealized gain on open contracts (MS&Co.)   3,293,534      --
  Net unrealized loss on open contracts (MSIL)       (25,956)     --
  Net unrealized gain on open contracts (Carr)        --       1,156,415
                                                  ----------  ----------
  Total net unrealized gain on open contracts      3,267,578   1,156,415
                                                  ----------  ----------
  Total Trading Equity                            25,035,849  26,960,503
 Interest receivable (DWR)                            92,590      94,764
 Due from DWR                                         21,318      11,715
                                                  ----------  ----------
  Total Assets                                    25,149,757  27,066,982
                                                  ==========  ==========
                   LIABILITIES AND PARTNERS' CAPITAL
 LIABILITIES
 Redemptions payable                                 361,946     225,282
 Accrued management fees                              73,275      89,781
 Accrued administrative expenses                      26,845      42,938
                                                  ----------  ----------
  Total Liabilities                                  462,066     358,001
                                                  ----------  ----------
 PARTNERS' CAPITAL
 Limited Partners (5,469.148 and
   6,619.006 Units, respectively)                 24,168,885  26,243,505
 General Partner (117.400 Units)                     518,806     465,476
                                                  ----------  ----------
  Total Partners' Capital                         24,687,691  26,708,981
                                                  ----------  ----------
  Total Liabilities and
    Partners' Capital                             25,149,757  27,066,982
                                                  ==========  ==========
 NET ASSET VALUE PER UNIT                           4,419.13    3,964.87
                                                  ==========  ==========

Statements of Operations
For the Years Ended December 31, 2000, 1999 and 1998

                                  2000       1999       1998
                                --------- ----------  ---------
                                    $         $           $
REVENUES
Trading profit (loss):
 Realized                       1,734,937  1,169,107  5,592,885
 Net change in unrealized       2,111,163   (899,737)    52,473
                                --------- ----------  ---------
  Total Trading Results         3,846,100    269,370  5,645,358
Interest income (DWR)           1,117,777  1,112,233  1,180,971
                                --------- ----------  ---------
  Total Revenues                4,963,877  1,381,603  6,826,329
                                --------- ----------  ---------
EXPENSES
Brokerage commissions (DWR)     1,361,674  1,579,871  1,401,238
Management fees                   946,410  1,184,505  1,224,365
Transaction fees and costs        124,990    151,330    133,569
Common administrative expenses     40,256     62,969     44,337
Incentive fees                     --            779    426,277
                                --------- ----------  ---------
  Total Expenses                2,473,330  2,979,454  3,229,786
                                --------- ----------  ---------
NET INCOME (LOSS)               2,490,547 (1,597,851) 3,596,543
                                ========= ==========  =========
Net Income (Loss) Allocation:
Limited Partners                2,437,217 (1,571,182) 3,514,833
General Partner                    53,330    (26,669)    81,710
Net Income (Loss) per Unit:
Limited Partners                   454.26    (227.17)    467.12
General Partner                    454.26    (227.17)    467.12

   The accompanying notes are an integral part of these financial statements.

Dean Witter Cornerstone Fund III
Statements of Financial Condition

                                                      December 31,
                                                  ----------------------
                                                     2000        1999
                                                  ----------  ----------
                                                      $           $
                                ASSETS
 Equity in futures interests trading
  accounts:
  Cash                                            24,902,313  32,268,788
  Net unrealized gain on open contracts (MS&Co.)   3,944,253      --
  Net unrealized gain on open contracts (Carr)        --       1,425,611
  Net unrealized loss on open contracts (MSIL)       (91,422)     --
                                                  ----------  ----------
  Total net unrealized gain on open contracts      3,852,831  1,425,611
  Net option premiums                                (32,422)    318,281
                                                  ----------  ----------
  Total Trading Equity                            28,722,722  34,012,680
 Interest receivable (DWR)                           105,983     116,065
 Due from DWR                                         38,685      --
                                                  ----------  ----------
  Total Assets                                    28,867,390  34,128,745
                                                  ==========  ==========
                   LIABILITIES AND PARTNERS' CAPITAL
 LIABILITIES
 Redemptions payable                                 286,259     443,758
 Accrued administrative expenses                     106,179     138,661
 Accrued management fees                              83,887     112,924
                                                  ----------  ----------
  Total Liabilities                                  476,325     695,343
                                                  ----------  ----------
 PARTNERS' CAPITAL
 Limited Partners (9,204.671 and
   10,836.119 Units, respectively)                27,959,423  33,000,637
 General Partner (142.103 Units)                     431,642     432,765
                                                  ----------  ----------
  Total Partners' Capital                         28,391,065  33,433,402
                                                  ----------  ----------
  Total Liabilities and
    Partners' Capital                             28,867,390  34,128,745
                                                  ==========  ==========
 NET ASSET VALUE PER UNIT                           3,037.53    3,045.43
                                                  ==========  ==========

Statements of Operations
For the Years Ended December 31, 2000, 1999 and 1998

                                       2000                1999               1998
                                    ----------          ----------          ---------
                                        $                   $                   $
REVENUES
Trading profit (loss):
 Realized                           (1,348,698)            348,156          5,912,923
 Net change in unrealized            2,427,220            (677,199)           164,515
                                    ----------          ----------          ---------
  Total Trading Results              1,078,522            (329,043)         6,077,438
Interest income (DWR)                1,343,823           1,361,828          1,640,345
                                    ----------          ----------          ---------
  Total Revenues                     2,422,345           1,032,785          7,717,783
                                    ----------          ----------          ---------
EXPENSES
Brokerage commissions (DWR)          1,554,203           2,027,980          2,088,096
Management fees                      1,128,381           1,441,758          1,682,394
Transaction fees and costs              93,403             167,905            212,795
Common administrative expenses          66,352             103,046             76,892
                                    ----------          ----------          ---------
  Total Expenses                     2,842,339           3,740,689          4,060,177
                                    ----------          ----------          ---------
NET INCOME (LOSS)                     (419,994)         (2,707,904)         3,657,606
                                    ==========          ==========          =========
Net Income (Loss) Allocation:
Limited Partners                      (418,871)         (2,676,422)         3,564,790
General Partner                         (1,123)            (31,482)            92,816
Net Income (Loss) per Unit:
Limited Partners                         (7.90)            (221.54)            273.45
General Partner                          (7.90)            (221.54)            273.45


   The accompanying notes are an integral part of these financial statements.

Dean Witter Cornerstone Fund IV
Statements of Financial Condition

                                                       December 31,
                                                  -----------------------
                                                     2000        1999
                                                  ----------- -----------
                                                       $           $
                                 ASSETS
 Equity in futures interests trading
  accounts:
  Cash                                             98,123,780 104,055,664
  Net unrealized gain on open contracts (MS&Co.)    3,996,007     --
  Net unrealized gain on open contracts (Carr)        --          281,510
                                                  ----------- -----------
  Total net unrealized gain on open contracts       3,996,007     281,510
                                                  ----------- -----------
  Total Trading Equity                            102,119,787 104,337,174
 Interest receivable (DWR)                            375,740     357,520
                                                  ----------- -----------
  Total Assets                                    102,495,527 104,694,694
                                                  =========== ===========
                    LIABILITIES AND PARTNERS' CAPITAL
 LIABILITIES
 Redemptions payable                                1,643,542   1,225,890
 Accrued incentive fees                               842,617     --
 Accrued management fees                              298,676     347,338
 Accrued administrative expenses                       92,137     145,813
                                                  ----------- -----------
  Total Liabilities                                 2,876,972   1,719,041
                                                  ----------- -----------
 PARTNERS' CAPITAL
 Limited Partners (18,324.325 and
   21,718.366 Units, respectively)                 98,469,183 101,716,331
 General Partner (213.889 and 268.889 Units,
   respectively)                                    1,149,372   1,259,322
                                                  ----------- -----------
  Total Partners' Capital                          99,618,555 102,975,653
                                                  ----------- -----------
  Total Liabilities and
    Partners' Capital                             102,495,527 104,694,694
                                                  =========== ===========
 NET ASSET VALUE PER UNIT                            5,373.69    4,683.42
                                                  =========== ===========

Statements of Operations
For the Years Ended December 31, 2000, 1999 and 1998

                                   2000       1999        1998
                                ---------- ----------  ----------
                                    $          $           $
REVENUES
Trading profit (loss):
 Realized                       12,978,051   (766,917) 15,855,401
 Net change in unrealized        3,714,497  3,108,762  (4,642,364)
                                ---------- ----------  ----------
  Total Trading Results         16,692,548  2,341,845  11,213,037
Interest income (DWR)            4,492,710  4,030,878   4,462,904
                                ---------- ----------  ----------
  Total Revenues                21,185,258  6,372,723  15,675,941
                                ---------- ----------  ----------
EXPENSES
Management fees                  3,929,070  4,360,961   4,817,623
Brokerage commissions (DWR)      2,755,463  3,263,260   2,170,551
Incentive fees                     843,220   (210,051)    594,331
Common administrative expenses     132,392    204,985     147,731
Transaction fees and costs          50,557    120,601     114,925
                                ---------- ----------  ----------
  Total Expenses                 7,710,702  7,739,756   7,845,161
                                ---------- ----------  ----------
NET INCOME (LOSS)               13,474,556 (1,367,033)  7,830,780
                                ========== ==========  ==========
Net Income (Loss) Allocation:
Limited Partners                13,324,073 (1,352,664)  7,611,778
General Partner                    150,483    (14,369)    219,002
Net Income (Loss) per Unit:
Limited Partners                    690.27     (53.44)     301.39
General Partner                     690.27     (53.44)     301.39


   The accompanying notes are an integral part of these financial statements.

Dean Witter Cornerstone Funds

Statements of Changes in Partners' Capital
For the Years Ended December 31, 2000, 1999 and 1998

                     Units of
                    Partnership   Limited     General
                     Interest     Partners    Partner     Total
                    -----------  ----------  ---------  ----------
                                     $           $          $
Dean Witter Cornerstone Fund II
Partners' Capital,
December 31, 1997    8,184.801   29,677,943    809,798  30,487,741
Offering of Units        9.990       38,137     --          38,137
Net income              --        3,514,833     81,710   3,596,543
Redemptions           (705.180)  (2,326,329)  (399,363) (2,725,692)
                    ----------   ----------  ---------  ----------
Partners' Capital,
December 31, 1998    7,489.611   30,904,584    492,145  31,396,729
Offering of Units        2.478       10,614     --          10,614
Net loss                --       (1,571,182)   (26,669) (1,597,851)
Redemptions           (755.683)  (3,100,511)    --      (3,100,511)
                    ----------   ----------  ---------  ----------
Partners' Capital,
December 31, 1999    6,736.406   26,243,505    465,476  26,708,981
Offering of Units        2.369        9,330     --           9,330
Net income              --        2,437,217     53,330   2,490,547
Redemptions         (1,152.227)  (4,521,167)    --      (4,521,167)
                    ----------   ----------  ---------  ----------
Partners' Capital
December 31, 2000    5,586.548   24,168,885    518,806  24,687,691
                    ==========   ==========  =========  ==========
Dean Witter Cornerstone Fund III
Partners' Capital,
December 31, 1997   13,734.437   39,970,539  1,143,835  41,114,374
Offering of Units        5.184       15,998     --          15,998
Net income              --        3,564,790     92,816   3,657,606
Redemptions         (1,404.105)  (3,715,755)  (772,404) (4,488,159)
                    ----------   ----------  ---------  ----------
Partners' Capital,
December 31, 1998   12,335.516   39,835,572    464,247  40,299,819
Net loss                --       (2,676,422)   (31,482) (2,707,904)
Redemptions         (1,357.294)  (4,158,513)    --      (4,158,513)
                    ----------   ----------  ---------  ----------
Partners' Capital,
December 31, 1999   10,978.222   33,000,637    432,765  33,433,402
Net loss                --         (418,871)    (1,123)   (419,994)
Redemptions         (1,631.448)  (4,622,343)    --      (4,622,343)
                    ----------   ----------  ---------  ----------
Partners' Capital,
December 31, 2000    9,346.774   27,959,423    431,642  28,391,065
                    ==========   ==========  =========  ==========

   The accompanying notes are an integral part of these financial statements.

Dean Witter Cornerstone Funds

Statements of Changes in Partners' Capital
For the Years Ended December 31, 2000, 1999 and 1998

                              Units of
                             Partnership    Limited     General
                              Interest     Partners     Partner       Total
                             -----------  -----------  ----------  -----------
                                               $           $            $
Dean Witter Cornerstone Fund IV
Partners' Capital,
December 31, 1997            26,696.117   115,575,973   2,833,771  118,409,744
Offering of Units                60.266       269,706      --          269,706
Net income                       --         7,611,778     219,002    7,830,780
Redemptions                  (2,427.824)   (9,490,049) (1,779,082) (11,269,131)
                             ----------   -----------  ----------  -----------
Partners' Capital,
December 31, 1998            24,328.559   113,967,408   1,273,691  115,241,099
Offering of Units                 9.851        46,268      --           46,268
Net loss                         --        (1,352,664)    (14,369)  (1,367,033)
Redemptions                  (2,351.155)  (10,944,681)     --      (10,944,681)
                             ----------   -----------  ----------  -----------
Partners' Capital,
December 31, 1999            21,987.255   101,716,331   1,259,322  102,975,653
Offering of Units                 6.161        29,469      --           29,469
Net income                       --        13,324,073     150,483   13,474,556
Redemptions                  (3,455.202)  (16,600,690)   (260,433) (16,861,123)
                             ----------   -----------  ----------  -----------
Partners' Capital, December
31, 2000                     18,538.214    98,469,183   1,149,372   99,618,555
                             ==========   ===========  ==========  ===========



   The accompanying notes are an integral part of these financial statements.

Dean Witter Cornerstone Fund II
Statements of Cash Flows

                                                For the Years Ended
                                                    December 31,
                                          ----------------------------------
                                             2000        1999        1998
                                          ----------  ----------  ----------
                                              $           $           $
CASH FLOWS FROM
  OPERATING ACTIVITIES
Net income (loss)                          2,490,547  (1,597,851)  3,596,543
Noncash item included in net
  income (loss):
 Net change in unrealized                 (2,111,163)    899,737     (52,473)
(Increase) decrease in operating assets:
 Interest receivable (DWR)                     2,174      (2,816)     14,219
 Due from DWR                                 (9,603)      3,710      12,458
Increase (decrease) in operating
  liabilities:
 Accrued management fees                     (16,506)    (16,832)      2,263
 Accrued administrative
   expenses                                  (16,093)     20,510         788
 Accrued incentive fees                       --        (413,951)   (204,319)
                                          ----------  ----------  ----------
Net cash provided by (used
  for) operating activities                  339,356  (1,107,493)  3,369,479
                                          ----------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Offering of Units                              9,330      10,614      38,137
Increase (decrease) in
  redemptions payable                        136,664      51,907     (25,647)
Redemptions of Units                      (4,521,167) (3,100,511) (2,725,692)
                                          ----------  ----------  ----------
Net cash used for financing activities    (4,375,173) (3,037,990) (2,713,202)
                                          ----------  ----------  ----------
Net increase (decrease) in cash           (4,035,817) (4,145,483)    656,277
Balance at beginning of period            25,804,088  29,949,571  29,293,294
                                          ----------  ----------  ----------
Balance at end of period                  21,768,271  25,804,088  29,949,571
                                          ==========  ==========  ==========


   The accompanying notes are an integral part of these financial statements.

Dean Witter Cornerstone Fund III
Statements of Cash Flows

                                                For the Years Ended
                                                    December 31,
                                          ----------------------------------
                                             2000        1999        1998
                                          ----------  ----------  ----------
                                              $           $           $
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                           (419,994) (2,707,904)  3,657,606
Noncash item included in net income
  (loss):
 Net change in unrealized                 (2,427,220)    677,199    (164,515)
(Increase) decrease in operating assets:
 Net option premiums                         350,703    (368,328)   (108,718)
 Interest receivable (DWR)                    10,082       4,400      24,635
 Due from DWR                                (38,685)     81,647      13,334
Increase (decrease) in operating
  liabilities:
 Accrued administrative expenses             (32,482)     33,881       5,067
 Accrued management fees                     (29,037)    (22,143)     (3,413)
                                          ----------  ----------  ----------
Net cash provided by (used
  for) operating activities               (2,586,633) (2,301,248)  3,423,996
                                          ----------  ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Offering of Units                             --          --          15,998
Increase (decrease) in
  redemptions payable                       (157,499)    223,574    (209,575)
Redemptions of Units                      (4,622,343) (4,158,513) (4,488,159)
                                          ----------  ----------  ----------
Net cash used for financing activities    (4,779,842) (3,934,939) (4,681,736)
                                          ----------  ----------  ----------
Net decrease in cash                      (7,366,475) (6,236,187) (1,257,740)
Balance at beginning of period            32,268,788  38,504,975  39,762,715
                                          ----------  ----------  ----------
Balance at end of period                  24,902,313  32,268,788  38,504,975
                                          ==========  ==========  ==========

   The accompanying notes are an integral part of these financial statements.

Dean Witter Cornerstone Fund IV
Statements of Cash Flows

                                                For the Years Ended
                                                   December 31,
                                        -------------------------------------
                                           2000         1999         1998
                                        -----------  -----------  -----------
                                             $            $            $
CASH FLOWS FROM
  OPERATING ACTIVITIES
Net income (loss)                        13,474,556   (1,367,033)   7,830,780
Noncash item included in net
  income (loss):
 Net change in unrealized                (3,714,497)  (3,108,762)   4,642,364
(Increase) decrease in operating
  assets:
 Interest receivable (DWR)                  (18,220)      (7,108)      31,895
Increase (decrease) in operating
   liabilities:
 Accrued incentive fees                     842,617   (1,154,685)    (439,686)
 Accrued management fees                    (48,662)     (42,180)     (13,493)
 Accrued administrative
   expenses                                 (53,676)      67,107        6,409
                                        -----------  -----------  -----------
Net cash provided by (used
  for) operating activities              10,482,118   (5,612,661)  12,058,269
                                        -----------  -----------  -----------
CASH FLOWS FROM
  FINANCING ACTIVITIES
Offering of Units                            29,469       46,268      269,706
Increase (decrease) in
  redemptions payable                       417,652      766,187     (439,424)
Redemptions of Units                    (16,861,123) (10,944,681) (11,269,131)
                                        -----------  -----------  -----------
Net cash used for financing activities  (16,414,002) (10,132,226) (11,438,849)
                                        -----------  -----------  -----------
Net increase (decrease) in cash          (5,931,884) (15,744,887)     619,420
Balance at beginning of period          104,055,664  119,800,551  119,181,131
                                        -----------  -----------  -----------
Balance at end of period                 98,123,780  104,055,664  119,800,551
                                        ===========  ===========  ===========


   The accompanying notes are an integral part of these financial statements.

Dean Witter Cornerstone Funds
Notes to Financial Statements

1. Summary of Significant Accounting Policies

Organization--Dean Witter Cornerstone Fund II ("Cornerstone II"), Dean Witter Cornerstone Fund III ("Cornerstone III"), and Dean Witter Cornerstone Fund IV ("Cornerstone IV") (individually, a "Partnership", or collectively, the "Part-nerships") are limited partnerships organized to engage in the speculative trading of futures, options and forward contracts on foreign currencies and other commodity interests (collectively, "futures interests").

The general partner for each Partnership is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Dean Witter Reynolds Inc. ("DWR"). Morgan Stanley & Co., Inc. ("MS&Co.") and Morgan Stanley & Co. Inter-national Limited ("MSIL") provide clearing and execution services. Prior to May 2000, Carr Futures Inc. ("Carr") provided clearing and execution services to the Partnership. Demeter, DWR, MS&Co. and MSIL are wholly-owned subsidiar-ies of Morgan Stanley Dean Witter & Co. ("MSDW").

Effective February 19, 1998, Morgan Stanley, Dean Witter, Discover & Co. changed its corporate name to Morgan Stanley Dean Witter & Co.

Demeter is required to maintain a 1% minimum interest in the equity of each Partnership and income (losses) are shared by Demeter and the limited partners based upon their proportional ownership interests.

Use of Estimates--The financial statements are prepared in accordance with ac-counting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts in the financial statements and related disclosures. Management be-lieves that the estimates utilized in the preparation of the financial state-ments are prudent and reasonable. Actual results could differ from those esti-mates.

Revenue Recognition--Futures interests are open commitments until settlement date. They are valued at market on a daily basis and the resulting net change in unrealized gains and losses are reflected in the change in unrealized prof-it (loss) on open contracts from one period to the next in the statements of operations. Monthly, DWR pays each Partnership interest income based upon 80% of its average daily Net Assets at a rate equal to the average yield on 13-week U.S. Treasury bills issued. For purposes of such interest payments in Dean Witter Cornerstone Fund IV, Net Assets do not include monies due the Partnership on futures interests, but not actually received.

Net Income (Loss) per Unit--Net income (loss) per unit of limited partnership interest ("Unit(s)") is computed using the weighted average number of Units outstanding during the period.

Dean Witter Cornerstone Funds
Notes to Financial Statements--(Continued)

Equity in Futures Interests Trading Accounts--The Partnerships' asset "Equity in futures interests trading accounts," reflected in the statements of finan-cial condition, consists of (A) cash on deposit with DWR, MS&Co. and MSIL to be used as margin for trading; (B) net unrealized gains or losses on open con-tracts, which are valued at market and calculated as the difference between original contract value and market value, and (C) net option premiums, which represent the net of all monies paid and/or received for such option premiums.

The Partnerships, in their normal course of business, enter into various con-tracts with MS&Co. and MSIL acting as their commodity brokers. Pursuant to brokerage agreements with MS&Co. and MSIL, to the extent that such trading re-sults in unrealized gains or losses, these amounts are offset and reported on a net basis on the Partnerships' statements of financial condition.

The Partnerships have offset the fair value amounts recognized for forward contracts executed with the same counterparty as allowable under terms of the master netting agreements with MS&Co., the sole counterparty on such con-tracts. The Partnerships have consistently applied their right to offset.

Brokerage Commissions and Related Transaction Fees and Costs--Brokerage com-missions for each Partnership are accrued at 80% of DWR's published non-member rates on a half-turn basis. Related transaction fees and costs are accrued on a half-turn basis. Brokerage commissions and transaction fees combined for each Partnership are capped at 13/20 of 1% per month (a 7.8% maximum annual rate) of the adjusted Net Assets allocated to each trading program employed by the Partnerships' trading managers.

Operating Expenses--Each Partnership has entered into an exchange agreement pursuant to which certain common administrative expenses (i.e., legal, audit-ing, accounting, filing fees and other related expenses) are shared by each of the Partnerships based upon the number of outstanding Units of each Partner-ship during the month in which such expenses are incurred. In addition, the Partnerships incur monthly management fees and may incur incentive fees. Demeter bears all other operating expenses.

Income Taxes--No provision for income taxes has been made in the accompanying financial statements, as partners are individually responsible for reporting income or loss based upon their respective share of each Partnership's reve-nues and expenses for income tax purposes.

Distributions--Distributions, other than redemptions of Units, are made on a pro-rata basis at the sole discretion of Demeter. No distributions have been made to date.

Dean Witter Cornerstone Funds
Notes to Financial Statements--(Continued)

Redemptions--Limited Partners may redeem some or all of their Units at 100% of the Net Asset Value per Unit as of the last day of any month upon fifteen days advance notice by redemption form to Demeter.

Exchanges--Prior to the April 30, 2000 monthly closing, Limited Partners were able to transfer their investments among the Partnerships (subject to certain restrictions outlined in the Limited Partnership Agreements) without paying additional charges.

Effective with the April 30, 2000 monthly closing, the exchange privilege among the Cornerstone funds (a "Series Exchange") was terminated. However, limited partners retained the ability to execute an exchange from a Corner-stone fund into other funds outside the Cornerstone Series (a "Non-Series Ex-change") subject to certain restrictions set forth in the applicable limited partnership agreements.

Dissolution of the Partnerships--Each Partnership will terminate on September 30, 2025 regardless of its financial condition at such time, upon a decline in Net Assets to less than $250,000, a decline in the Net Asset Value per Unit to less than $250, or under certain other circumstances defined in each Limited Partnership Agreement.

2. Related Party Transactions

Each Partnership pays brokerage commissions to DWR as described in Note 1. Each Partnership's cash is on deposit with DWR, MS&Co. and MSIL in futures in-terests trading accounts to meet margin requirements as needed. DWR pays in-terest on these funds as described in Note 1.

3. Trading Managers

Demeter, on behalf of each Partnership, retains certain commodity trading man-agers to make all trading decisions for the Partnerships. The trading managers for each Partnership as of December 31, 2000 were as follows:

Dean Witter Cornerstone Fund II
 Northfield Trading L.P.
 John W. Henry & Company, Inc.

Dean Witter Cornerstone Fund III
 Welton Investment Corporation ("Welton")
 Sunrise Capital Management, Inc. ("Sunrise")

Dean Witter Cornerstone Fund IV
 John W. Henry & Company, Inc.
 Sunrise Capital Management, Inc.

Dean Witter Cornerstone Funds
Notes to Financial Statements--(Continued)

Compensation to the trading managers by the Partnerships consists of a manage-ment fee and an incentive fee as follows:

Management Fee--Each Partnership's management fee is accrued at the rate of 1/12 of 3.5% per month (a 3.5% annual rate) of the Net Assets under management by each trading manager at each month end. Prior to December 1, 2000, each Partnership's management fee was accrued at the rate of 1/3 of 1% per month (a 4% annual rate) of the Net Assets under management by each trading manager at each month end.

Incentive Fee--Each Partnership pays an annual incentive fee equal to 15% of the new appreciation in Net Assets, as defined in the Limited Partnership Agreements, as of the end of each annual incentive period ending December 31, except for Dean Witter Cornerstone Fund IV, which pays incentive fees at the end of each annual incentive period ending May 31. New appreciation represents the amount by which Net Assets are increased by profits from futures, forward and options trading exceed losses after brokerage commissions, management fees, transaction fees and costs and common administrative expenses are de-ducted. Such incentive fee is accrued in each month in which new appreciation occurs. In those months in which new appreciation is negative, previous accruals, if any, during the incentive period will be reduced. In those in-stances in which a Limited Partner redeems an investment, the incentive fee (if earned through a redemption date) is to be paid on those redemptions to the trading manager in the month of such redemption.

4. Financial Instruments

The Partnerships trade futures, options and forward contracts on foreign cur-rencies and other commodity interests. Futures and forwards represent con-tracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential in-ability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

In June 1998, the Financial Accounting Standards Board ("FASB") issued State-ment of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Deriv-ative Instruments and Hedging Activities" effective for fiscal years beginning after June 15, 2000, as amended by SFAS No. 137. The Partnership adopted the provisions of SFAS No. 133 beginning with the fiscal year ended December 31, 1998. SFAS No. 133 superceded SFAS Nos. 119 and 105, which required the dis-closure of average aggregate fair values and contract/notional values, respec-

Dean Witter Cornerstone Funds
Notes to Financial Statements--(Continued)

tively, of derivative financial instruments for an entity that carries its as-sets at fair value. SFAS No. 133 was further amended by SFAS No. 138, which clarifies issues surrounding interest rate risk, foreign currency denomina-tions, normal purchases and sales and net hedging. The application of SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, did not have a significant effect on the Partnership's financial statements.

SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:

(1)  One or more underlying notional amounts or payment provisions;
(2) Requires no initial net investment or a smaller initial net investment than would be required relative to changes in market factors;
(3)  Terms require or permit net settlement.

Generally derivatives include futures, forwards, swaps or option contracts, or other financial instruments with similar characteristics such as caps, floors and collars.

The net unrealized gains on open contracts are reported as a component of "Eq-uity in futures interests trading accounts" on the statements of financial condition and totaled at December 31, 2000 and 1999, respectively, $3,267,578 and $1,156,415 for Cornerstone II, $3,852,831 and $1,425,611 for Cornerstone III and $3,996,007 and $281,510 for Cornerstone IV.

For Cornerstone II, of the $3,267,578 net unrealized gain on open contracts at December 31, 2000, $2,772,779 related to exchange-traded futures and $494,799 related to off-exchange-traded forward currency contracts. Of the $1,156,415 net unrealized gain on open contracts at December 31, 1999, $1,130,189 related to exchange-traded futures contracts and $26,226 related to off-exchange-trad-ed forward currency contracts.

For Cornerstone III, of the $3,852,831 net unrealized gain on open contracts at December 31, 2000, $3,576,953 related to exchange-traded futures and futures-styled options contracts and $275,878 related to off-exchange-traded forward currency contracts. All of the $1,425,611 net unrealized gain on open contracts at December 31, 1999 related to exchange-traded futures and futures-styled options contracts.

For Cornerstone IV, all of the $3,996,007 net unrealized gain on open con-tracts at December 31, 2000 and all of the $281,510 net unrealized gain on open contracts at December 31, 1999 related to off-exchange-traded forward currency contracts.

Exchange-traded contracts and off-exchange-traded forward currency contracts held by the Partnerships at December 31, 2000 and 1999 mature as follows:

Dean Witter Cornerstone Funds
Notes to Financial Statements--(Continued)

                                                      2000          1999
                                                  ------------- -------------
 Cornerstone II
 Exchange-Traded Contracts                        December 2001 December 2000
 Off-Exchange-Traded Forward Currency Contracts   March 2001    March 2000
 Cornerstone III
 Exchange-Traded Contracts                        December 2001 May 2000
 Off-Exchange-Traded Forward Currency Contracts   March 2001         --
 Cornerstone IV
 Off-Exchange-Traded Forward Currency Contracts   March 2001    March 2000

The Partnerships have credit risk associated with counterparty nonperformance. The credit risk associated with the instruments in which the Partnerships are involved is limited to the amounts reflected in the Partnerships' statements of financial condition.

The Partnerships also have credit risk because DWR, MS&Co., and MSIL act as the futures commission merchants or the counterparties with respect to most of the Partnerships' assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value set-tled on a daily basis. DWR, MS&Co. and MSIL, each as a futures commission mer-chant for each Partnership's exchange-traded futures and futures-styled op-tions contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission, to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gain on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled at December 31, 2000 and 1999 respectively, $24,541,050 and $26,934,277 for Cornerstone II, $28,479,266 and $33,694,399 for Cornerstone III, and $98,123,780 and
$104,055,664 for Cornerstone IV. With respect to each Partnership's off-ex-change-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gain on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnerships are at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. Each Partnership has a netting agreement with MS&Co. These agree-ments, which seek to reduce both the Partnerships' and MS&Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnerships' credit risk in the event of MS&Co.'s bankruptcy or insolvency.

5. Legal Matters

Similar class actions were filed in 1996 in California and New York state courts. Each of the actions were dismissed in 1999. However, the New York state class action discussed below is

Dean Witter Cornerstone Funds
Notes to Financial Statements--(Concluded)

still pending because plaintiffs appealed the trial court's dismissal of their case on March 3, 2000.

On September 18 and 20, 1996, purported class actions were filed in the Su-preme Court of the State of New York, New York County, on behalf of all pur-chasers of interests in limited partnership commodity pools sold by DWR. Named defendants include DWR, Demeter, Dean Witter Futures & Currency Management Inc., MSDW, the Partnerships, certain limited partnership commodity pools of which Demeter is the general partner and certain trading managers to those pools. A consolidated and amended complaint in the action pending in the Su-preme Court of the State of New York was filed on August 13, 1997, alleging that the defendants committed fraud, breach of fiduciary duty, and negligent misrepresentation in the sale and operation of the various limited partnership commodity pools. The complaints sought unspecified amounts of compensatory and punitive damages and other relief. The New York Supreme Court dismissed the New York action in November 1998, but granted plaintiffs leave to file an amended complaint, which they did in early December 1998. The defendants filed a motion to dismiss the amended complaint with prejudice on February 1, 1999. By decision dated December 21, 1999, the New York Supreme Court dismissed the case with prejudice. However, on March 3, 2000, plaintiffs appealed the trial court's dismissal of their case.

MORGAN STANLEY DEAN WITTER & CO.
Two World Trade Center
62nd Floor
New York, NY 10048

                                   Presorted
                               First Class Mail
                               U.S. Postage Paid
                                 Brooklyn, NY
                                Permit No. 529