Form 10-Q
period 2001-03-31
WITTER DEAN CORNERSTONE FUND II
filed 2001-05-15
CIK 736999

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2001 or

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

DEAN WITTER CORNERSTONE FUND II

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	March 31, 2001



PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition at March 31, 2001
 		(Unaudited) and December 31, 2000..........................2

		Statements of Operations for the Quarters Ended
		March 31, 2001 and 2000 (Unaudited)........................3

		Statements of Changes in Partners' Capital for the
		Quarters Ended March 31, 2001 and 2000
		(Unaudited)................................................4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2001 and 2000 (Unaudited) .......................5

		Notes to Financial Statements (Unaudited)...............6-11

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations...... 12-18

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................18-30

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings..................................... 31

Item 6.	Exhibits and Reports on Form 8-K....................31-32






PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER CORNERSTONE FUND II
	STATEMENTS OF FINANCIAL CONDITION
	  March 31,	     December 31,
                            2001   	    2000
	$	   $
	(Unaudited)

ASSETS
Equity in futures interests trading accounts:
	Cash	23,053,215	21,768,271

	Net unrealized gain on open contracts (MS & Co.)	2,962,617	3,293,534
   	Net unrealized loss on open contracts (MSIL)	    (24,129)	     (25,956)

	Total net unrealized gain on open contracts	   2,938,488    	    3,267,578

	     Total Trading Equity	25,991,703	25,035,849

	Interest receivable (Morgan Stanley DW)	74,208	     92,590
	Due from Morgan Stanley DW	      39,697	       21,318

	     Total Assets	  26,105,608	  25,149,757

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Redemptions payable	134,894 	361,946
	Accrued management fees	76,031 	 73,275
	Accrued administrative expenses	       37,718	       26,845

  	     Total Liabilities	      248,643 	     462,066

Partners' Capital

	Limited Partners (5,382.247 and
	  5,469.148 Units, respectively)	25,305,001 	24,168,885
	General Partner (117.400 Units)	      551,964 	       518,806

	Total Partners' Capital	   25,856,965 	  24,687,691

	Total Liabilities and Partners' Capital	   26,105,608 	   25,149,757


NET ASSET VALUE PER UNIT	       4,701.57  	       4,419.13

	The accompanying notes are an integral part of these financial statements.

	DEAN WITTER CORNERSTONE FUND II
	STATEMENTS OF OPERATIONS
(Unaudited)




	     For the Quarters Ended March 31,

	      2001   	   2000
	    $	   $


REVENUES
	Trading profit (loss):
	   Realized	2,225,640	  (97,440)
	   Net change in unrealized	   (329,090)	     368,433

			Total Trading Results	1,896,550	270,993

	Interest Income (Morgan Stanley DW)	     237,994	      293,544

			Total 	   2,134,544	       564,537

EXPENSES

	Brokerage commissions (Morgan Stanley DW)	328,932	398,322
	Management fees	214,337	266,663
	Transaction fees and costs	28,466	39,398
    	Administrative expenses                     	    10,873	      11,375

  			Total 	   582,608	       715,758


NET INCOME (LOSS)	 1,551,936	   (151,221)

NET INCOME (LOSS) ALLOCATION

		Limited Partners	1,518,778	(148,103)
		General Partner	33,158	(3,118)

NET INCOME (LOSS) PER UNIT

		Limited Partners	282.44	(26.55)
		General Partner	282.44	(26.55)



	The accompanying notes are an integral part of these financial statements.



	DEAN WITTER CORNERSTONE FUND II
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Quarters Ended March 31, 2001 and 2000
	(Unaudited)



	  Units of
	   Partnership	Limited	General
	   Interest   	Partners	Partner	Total


Partners' Capital,
  December 31, 1999                                         6,736.406	         $26,243,505  	$465,476  	$26,708,981

Net Loss                                                                      -		    (148,103)	   (3,118)	    (151,221)

Redemptions                                                       (440.678)    	   (1,763,192)	      -       	   (1,763,192)

Partners' Capital,
  March 31, 2000                                                6,295.728         	$24,332,210  	  $462,358  	$24,794,568




Partners' Capital,
  December 31, 2000                                         5,586.548	          $24,168,885   	 $518,806  	$24,687,691

Net Income                                                                 -		   1,518,778	  33,158            1,551,936

Redemptions                          (86.901)    	   (382,662)        	      -                    (382,662)

Partners' Capital,
  March 31, 2001                                                5,499.647         	$25,305,001  	  $551,964  	$25,856,965















The accompanying notes are an integral part of these financial statements.

	DEAN WITTER CORNERSTONE FUND II
	STATEMENTS OF CASH FLOWS
(Unaudited)



	    For the Quarters Ended March 31,

	      2001     	      2000
	    $	      $

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) 	1,551,936	(151,221)
Noncash item included in net income (loss):
		Net change in unrealized	329,090	(368,433)

(Increase) decrease in operating assets:
		Interest receivable (Morgan Stanley DW)                                18,382 	(5,272)
		Due from Morgan Stanley DW	     (18,379)	(55,526)

Increase (decrease) in operating liabilities:
		Accrued management fees	2,756	(4,315)
		Accrued administrative expenses 	      10,873	    (3,784)

Net cash provided by (used for) operating activities	  1,894,658	    (588,551)

CASH FLOWS FROM FINANCING ACTIVITIES

	Increase (decrease) in redemptions payable	(227,052)	619,886
  	Redemptions of Units	    (382,662)	  (1,763,192)

Net cash used for financing activities	   (609,714)	  (1,143,306)

Net increase (decrease) in cash	1,284,944	(1,731,857)

Balance at beginning of period	   21,768,271	  25,804,088

Balance at end of period	   23,053,215	   24,072,231









	The accompanying notes are an integral part of these financial statements.

DEAN WITTER CORNERSTONE FUND II
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Dean Witter Cornerstone Fund II (the "Partnership"). The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2000 Annual Report on Form 10-K.

1. Organization
Dean Witter Cornerstone Fund II is a New York limited partnership organized to engage primarily in the speculative trading of futures, forward and options contracts on foreign currencies and other commodity interests. The Partnership is one of the Dean Witter Cornerstone Funds, comprised of the Partnership, Dean Witter Cornerstone Fund III, and Dean Witter Cornerstone Fund IV. The general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). Dean Witter Reynolds Inc. changed its name to Morgan Stanley DW Inc., effective April 2, 2001. The clearing commodity brokers are Morgan Stanley & Co., Inc. ("MS & Co.") and Morgan Stanley International Limited ("MSIL"). Prior to

DEAN WITTER CORNERSTONE FUND II
	NOTES TO FINANCIAL STATEMENTS (CONTINUED)



May 2000, Carr Futures Inc. provided clearing and execution services. Demeter, Morgan Stanley DW, MS & Co. and MSIL are wholly-owned subsidiaries of Morgan Stanley Dean Witter & Co. The trading managers to the Partnership are Northfield Trading L.P. and John W. Henry & Company, Inc. (collectively, the "Trading Managers").


2. Related Party Transactions
The Partnership's cash is on deposit with Morgan Stanley DW, MS & Co. and MSIL in futures, forwards and options trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds based on current 13-week U.S. Treasury bill rates. The Partnership pays brokerage commissions to Morgan Stanley DW.

3.  Financial Instruments
The Partnership trades futures, forward and options contracts on foreign currencies and other commodity interests. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There

DEAN WITTER CORNERSTONE FUND II
	NOTES TO FINANCIAL STATEMENTS (CONTINUED)

are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

The Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:
1)	One or more underlying notional amounts or payment
provisions;
2)	Requires no initial net investment or a smaller initial net
investment than would be required relative to changes in
market factors;
3)	Terms require or permit net settlement.

Generally derivatives include futures, forward, swaps or option contracts and other financial instruments with similar characteristics such as caps, floors and collars.


The net unrealized gains on open contracts are reported as a component of "Equity in futures interests trading accounts" on the

DEAN WITTER CORNERSTONE FUND II
	NOTES TO FINANCIAL STATEMENTS (CONTINUED)

statements of financial condition and totaled $2,938,488 and $3,267,578 at March 31, 2001 and December 31, 2000, respectively.

Of the $2,938,488 net unrealized gain on open contracts at March
31, 2001, $2,311,314 related to exchange-traded futures contracts and $627,174 related to off-exchange-traded forward currency contracts.

Of the $3,267,578 net unrealized gain on open contracts at December 31, 2000, $2,772,779 related to exchange-traded futures contracts and $494,799 related to off-exchange-traded forward currency contracts.

Exchange-traded futures contracts held by the Partnership at March 31, 2001 and December 31, 2000 mature through March 2002 and December 2001, respectively. Off-exchange-traded forward currency contracts held by the Partnership at March 31, 2001 and December 31, 2000 mature through June 2001 and March 2001, respectively.

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

DEAN WITTER CORNERSTONE FUND II
	NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership also has credit risk because Morgan Stanley DW, MS & Co. and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership's assets. Exchange-traded futures contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL each as a futures commission merchant for the Partnership's exchange-traded futures contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures contracts, including an amount equal to the net unrealized gain on all open futures contracts, which funds, in the aggregate, totaled $25,364,529 and $24,541,050 at March 31, 2001 and December 31,
2000, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gain on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts,

DEAN WITTER CORNERSTONE FUND II
	NOTES TO FINANCIAL STATEMENTS (CONCLUDED)


should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
       CONDITION AND RESULTS OF OPERATIONS


Liquidity - The Partnership deposits its assets with Morgan Stanley DW as non-clearing broker and MS & Co. and MSIL as clearing brokers in separate futures, forwards and options accounts established for each Trading Manager, which assets are used as margin to engage in trading. The assets are held in either non-interest-bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. The Partnership's assets held by the commodity brokers may be used as margin solely for the Partnership's trading. Since the Partnership's sole purpose is to trade in futures, forwards and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

The Partnership's investment in futures, forwards and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as "daily price fluctuations limits" or "daily limits". Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several
consecutive days with little or no trading.   These market
conditions could prevent the Partnership from promptly liquidating its futures or options contracts and result in restrictions on redemptions.

There is no limitation on daily price moves in trading forward contracts on foreign currency. The markets for some world currencies have low trading volume and are illiquid, which may prevent the Partnership from trading in potentially profitable markets or prevent the Partnership from promptly liquidating unfavorable positions in such markets, subjecting it to substantial losses. Either of these market conditions could result in restrictions on redemptions.

The Partnership has never had illiquidity affect a material portion of its assets.

Capital Resources - The Partnership does not have, or expect to have, any capital assets. Redemptions of additional units of limited partnership interest ("Unit(s)") in the future will affect the amount of funds available for investment in futures, forwards and options in subsequent periods. It is not possible to estimate the amount and therefore, the impact of future redemptions of Units.

Results of Operations
General. The Partnership's results depend on its Trading Managers and the ability of the Trading Managers' trading programs to take advantage of price movements or other profit opportunities in the futures, forwards and options markets. The following presents a summary of the Partnership's operations for the quarters ended March 31, 2001 and 2000 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Managers trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Managers or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of its Trading Managers' trading activities on behalf of the Partnership as a whole and how the Partnership has performed in the past.

For the Quarter Ended March 31, 2001
For the quarter ended March 31, 2001, the Partnership recorded total trading revenues, including interest income of $2,134,544 and posted an increase in net asset value per Unit. The most significant gains of approximately 5.1% were recorded throughout the quarter in the currency markets primarily from short positions in the Japanese yen as the value of the yen weakened relative to the U.S. dollar on concerns for the Japanese economy and in both anticipation and reaction to the Bank of Japan's decision to reinstate its zero interest rate policy. Gains were also recorded from short positions in the Singapore and Australian dollar as the value of these currencies weakened versus the U.S. dollar during March on concerns regarding the overall economic environment in the Pacific Rim. In the global interest rate futures markets, gains of approximately 4.4% were recorded primarily from long positions in Japanese government bond futures as prices moved higher during January and February amid weak Japanese stock prices and disappointing economic data in that country. Additional gains were recorded from long positions in U.S. and German interest rate futures as prices rose throughout a majority of the quarter amid a rattled stock market, shaky consumer confidence, positive inflation data and the anticipation of additional interest rate cuts by the U.S. Federal Reserve. Smaller gains of approximately 0.8% were recorded throughout the quarter in the soft commodities markets from short positions in cotton futures as prices declined on weak export sales and low demand. A portion of overall Partnership gains for the quarter was offset by losses of approximately 4.4% recorded in the energy markets. During January, losses were recorded primarily from short crude oil futures positions as prices were boosted based on OPEC production cuts and a tightening in U.S. crude oil supplies. Long crude oil futures positions that were established during February experienced additional losses as prices reversed lower on bearish data showing gains in U.S. stockpiles and on signals that a global economic slowdown will hit energy demand. Total expenses for the three months ended March 31, 2001 were

$582,608, resulting in net income of $1,551,936. The net asset value of a Unit increased from $4,419.13 at December 31, 2000 to $4,701.57 at March 31, 2001.

For the Quarter Ended March 31, 2000
For the quarter ended March 31, 2000, the Partnership recorded trading revenues, including interest income of $564,537 and posted a decrease in net asset value per Unit. The most significant losses of approximately 1.6% were recorded in the metals markets from short gold futures positions as prices spiked sharply higher earlier in February following an announcement by Placer Dome, a large producer, that it was suspending gold hedging activities. Newly established long gold futures positions resulted in additional losses later in February as gold prices fell from weakness in the Australian dollar and the sale of tons of gold by the Dutch central bank. During March, additional losses were incurred from long gold futures positions as prices continued to fall on speculation of gold sales from the Bank of France. Additional losses of approximately 1.0% were experienced in the global stock index futures markets from long Hang Seng Index futures positions as Hong Kong's benchmark index moved lower during February and March as the market reacted to U.S. Federal Reserve chairman Alan Greenspan's indications of tightening of U.S. monetary policy. In the global interest rate futures markets, losses of approximately 0.9% were incurred from long

Japanese government bond futures positions as prices slid lower in reaction to the yen's weakness and a higher Nikkei 225 Index during February. In the agricultural markets, losses of approximately 0.6% resulted from short positions in corn and soybean futures as prices in these markets increased during the first half of January after the USDA made a surprise cut to 1999-2000 ending stocks amid increasing concerns about dryness in Brazil and subsequent crop damage. Newly established long corn futures positions produced additional losses during February as prices declined as a result of insufficient demand and heavy rain in the U.S. production area. A portion of overall Partnership losses was offset by gains recorded in the energy markets of approximately 2.5% from long crude oil futures positions as oil prices increased during January on growing speculation that the market monitoring committee of OPEC would recommend that oil production ceilings be extended beyond the March 2000 deadline. Oil prices powered to nine-year highs during February on concerns about future output levels amid dwindling stockpiles and increasing demand, resulting in additional gains for long positions. Additional gains of approximately 0.6% were produced in the currency markets during February from short Japanese yen positions as the value of the yen sank to a 5-month low versus the U.S. dollar following an interest rate increase by the U.S. Federal Reserve and a larger-than-expected rise in Australian interest rates. Total expenses for the three months ended March

31, 2000 were $715,758, resulting in a net loss of $151,221. The net asset value of a Unit decreased from $3,964.87 at December
1999 to $3,938.32 at March 31, 2000.


Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
        RISK

Introduction
The Partnership is a commodity pool involved in the speculative trading of futures, forwards and options. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership's assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is central, not incidental, to the Partnership's main business activities.

The futures, forwards and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities. Fluctuations in market risk based upon these factors result in frequent changes in the fair value of the Partnership's open positions, and, consequently, in its earnings and cash flow.

The Partnership's total market risk is influenced by a wide variety of factors, including the diversification among the Partnership's open positions, the volatility present within the markets, and the liquidity of the markets. At different times, each of these factors may act to increase or decrease the market risk associated with the Partnership.

The Partnership's past performance is not necessarily indicative of its future results. Any attempt to numerically quantify the Partnership's market risk is limited by the uncertainty of its speculative trading. The Partnership's speculative trading may cause future losses and volatility (i.e. "risk of ruin") that far exceed the Partnership's experience to date or any reasonable expectations based upon historical changes in market value.

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

The Partnership accounts for open positions using mark-to-market accounting principles. Any loss in the market value of the Partnership's open positions is directly reflected in the Partnership's earnings, whether realized or unrealized, and its cash flow. Profits and losses on open positions of exchange-traded futures, forwards and options are settled daily through variation margin.

The Partnership's risk exposure in the market sectors traded by the Trading Managers is estimated below in terms of Value at Risk ("VaR"). The VaR model used by the Partnership includes many variables that could change the market value of the Partnership's trading portfolio. The Partnership estimates VaR using a model based upon historical simulation with a confidence level of 99%. Historical simulation involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to price and interest rate risk. Market risks that are incorporated in the VaR model include equity and commodity prices, interest rates, foreign
exchange rates, and correlation among these variables.   The
hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The historical observation period of the Partner-ship's VaR is approximately four years. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days.

VaR models, including the Partnership's, are continuously evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Managers in their daily risk management activities.

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at March 31, 2001 and 2000. At March 31, 2001 and 2000, the Partnership's total capitalization was approximately $26 million and $25 million, respectively.

     Primary Market           March 31, 2001	     March 31, 2000
     Risk Category	  	     Value at Risk	     Value at Risk

     Currency	          (2.34)%   			(1.73)%
Interest Rate		 	    (1.12)			(1.34)
Commodity				    (0.62)			(0.64)
Equity				    (0.39)			(0.57)
Aggregate Value at Risk	    (2.68)%			(2.42)%

Aggregate Value at Risk represents the aggregate VaR of all the Partnership's open positions and not the sum of the VaR of the individual market categories listed above. Aggregate VaR will be lower as it takes into account correlation among different positions and categories.

The table above represents the VaR of the Partnership's open positions at March 31, 2001 and 2000 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from April 1, 2000 through March 31, 2001.
Primary Market Risk Category        High       Low     Average
Currency  		(2.34)%	(1.05)%	(1.78)%

Interest Rate 		(1.98)	(0.48)	(1.18)

Commodity 					(1.03)	(0.62)	(0.82)

Equity        		(1.07)	(0.39)	(0.67)

Aggregate Value at Risk		 	(3.06)%	(2.06)%	(2.54)%

Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and
15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership to typically be many times the total capitalization of the Partnership.  The value of the Partnership's open positions thus creates a "risk of ruin" not typically found in other investments. The relative size of the positions held may cause the Partnership to incur losses greatly in excess of VaR within a short period of time, given the effects of the leverage employed and market volatility. The VaR tables above, as well as the past performance of the Partnership, give no indication of such "risk of ruin". In addition, VaR risk measures should be viewed in light of the methodology's limitations, which include the following:
?	past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
?	changes in portfolio value in response to market movements may differ from those of the VaR model;
?	VaR results reflect past trading positions while future risk depends on future positions;

?	VaR using a one-day time horizon does not fully capture the
market risk of positions that cannot be liquidated or hedged within one day; and
?	the historical market risk factor data used for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at March 31, 2001 and for the end of the four quarterly reporting periods from April 1, 2000 through March 31,
2001.   Since VaR is based on historical data, VaR should not be
viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial. At March 31, 2001, the Partnership's cash balance at Morgan Stanley DW was approximately

88% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership's market-sensitive instruments, in relation to the Partnership's net assets.

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

The following were the primary trading risk exposures of the Partnership at March 31, 2001, by market sector. It may be anticipated however, that these market exposures will vary materially over time.

Currency. The primary market exposure of the Partnership at March 31, 2001 was to the currency sector. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. For the first quarter of 2001, the Partnership's major exposures were to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Interest Rate.	The second largest market exposure at March 31,
2001 was in the global interest rate sector. Exposure was primarily spread across the German, U.S., and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the United States and the other G-7 countries. The G-7 countries consist of France, U.S., Britain, Germany, Japan, Italy and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g. Australia. Demeter anticipates that G-7 and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The changes in interest rates which have the most effect on the Partnership are changes in long-term, as opposed to short-term, rates. Most of the speculative futures positions held by the Partnership are in medium- to long-term instruments. Consequently, even a material change in short-term rates would have little effect on the Partnership, were the medium- to long-term rates to remain steady.

Commodity
Energy. At March 31, 2001, the Partnership's energy exposure was shared primarily by futures contracts in the crude oil and natural gas markets. Price movements in these markets result from political developments in the Middle East, weather patterns, and other economic fundamentals. It is possible that volatility will remain high. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in this market. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and may continue in this choppy pattern.

Soft Commodities and Agriculturals.  At March 31, 2001, the
Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to the sugar, corn and cotton markets. Supply and demand inequalities, severe weather disruption, and market expectations affect price movements in these markets.

Metals.	The Partnership's primary metals market exposure at
March 31, 2001 was to fluctuations in the price of gold and silver. Although certain Trading Managers will, from time to time, trade base metals such as copper and aluminum, the principal market exposures of the Partnership have consistently been to precious metals, such as gold and silver. Market exposure to precious metals was evident, as gold prices continued to be volatile during the quarter. Silver prices remained volatile over this period as well.
The Trading Managers have, from time to time, taken positions when market opportunities developed.

Equity. The Partnership's primary equity exposure at March 31, 2001 was to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly based indices. At March 31, 2001, the Partnership's primary exposures were to the NASDAQ (U.S.), DAX (Germany), and Hang Seng (China) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., European, and Japanese indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at March 31, 2001:

Foreign Currency Balances. The Partnership's primary foreign currency balances at March 31, 2001 were in Australian dollars, Hong Kong dollars and British pounds. The
Partnership controls the non-trading risk of these balances by regularly converting these balances back into U.S. dollars upon liquidation of the respective position.

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

Demeter monitors and controls the risk of the Partnership's non-trading instrument, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Managers.

PART II.  OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS
Please refer to Legal Proceedings previously disclosed in the Partnership's Form 10-K for the year ended December 31, 2000.

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

10.01(a) Amendment to Management Agreement between the Partnership and
         John W. Henry & Company, Inc., dated November 30, 2000, is incorporated by reference to Exhibit 10.01 of the Partnership's Form 8-K (File No. 0-13298) filed with the Securities and Exchange Commission on January 3, 2001.

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

10.03(a)Amendment to Management Agreement between the Partnership and Northfield Trading L.P., dated November 30, 2000, is incorporated by reference to Exhibit 10.02 of the Partnership's Form 8-K (File No. 0-13298) filed with the Securities and
        Exchange Commission on January 3, 2001.

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

10.08	   Amendment to Management Agreement between the Partnership and
   John W. Henry & Company, Inc., dated November 30, 2000, is incorporated by reference to the Partnership's report on Form
   8-K (File No. 0-13298), filed with the SEC on January 3, 2001.

10.09	   Amendment to Management Agreement between the Partnership and
   Northfield Trading L.P., dated November 30, 2000, is incorporated by reference to the Partnership's report on Form
   8-K (File No. 0-13298), filed with the SEC on January 3, 2001.

(B)     Reports on Form 8-K.

Effective December 1, 2000, the Partnership amended its management agreements with each of John W. Henry & Company, Inc. and Northfield Trading L.P. under which the monthly management fees paid by the Partnership to each trading manager was reduced from a 4% to a 3.5% annual rate.

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




                         Dean Witter Cornerstone Fund II
                            (Registrant)

                         By: Demeter Management Corporation
                             (General Partner)

May 15, 2001             By:
                              Raymond E. Koch
                              Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.