Form 10-Q
period 2001-06-30
WITTER DEAN CORNERSTONE FUND II
filed 2001-08-08
CIK 736999

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2001 or

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

DEAN WITTER CORNERSTONE FUND II

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	June 30, 2001



PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
	Statements of Financial Condition as of
	June 30, 2001 (Unaudited) and December 31, 2000...........2

	Statements of Operations for the Quarters Ended
	June 30, 2001 and 2000 (Unaudited)........................3

	Statements of Operations for the Six Months Ended
	June 30, 2001 and 2000 (Unaudited)........................4

	Statements of Changes in Partners' Capital for
	the Six Months Ended June 30, 2001 and 2000
	(Unaudited)...............................................5

	Statements of Cash Flows for the Six Months Ended
	June 30, 2001 and 2000 (Unaudited)........................6

	Notes to Financial Statements (Unaudited)..............7-11

Item 2.	Management's Discussion and Analysis of Financial
			Condition and Results of Operations..............12-21

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk .....................................21-34

PART II. OTHER INFORMATION

Item 1.		Legal Proceedings...................................35

Item 6.	Exhibits and Reports on Form 8-K.................35-36






PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER CORNERSTONE FUND II
	STATEMENTS OF FINANCIAL CONDITION
	  June 30,	     December 31,
                         2001   	    2000
	$	   $
	(Unaudited)

ASSETS
Equity in futures interests trading accounts:
	Cash	21,856,058	21,768,271

	Net unrealized gain on open contracts (MS & Co.)	1,065,415	3,293,534
	Net unrealized gain (loss) on open contracts (MSIL)	        26,144            	       (25,956)

	Total net unrealized gain on open contracts	    1,091,559    	     3,267,578

	     Total Trading Equity	22,947,617	25,035,849

Due from Morgan Stanley DW	        71,879	       21,318
Interest receivable (Morgan Stanley DW)	        53,677	        92,590

	     Total Assets	  23,073,173	  25,149,757

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Redemptions payable	218,737 	361,946
	Accrued management fees	67,161 	 73,275
	Accrued administrative expenses	        46,740	    26,845

  	     Total Liabilities	      332,638 	    462,066

Partners' Capital

	Limited Partners (5,299.352 and
  	      5,469.148 Units, respectively)	22,247,668 	24,168,885
	General Partner (117.400 Units)	      492,867 	       518,806

	     Total Partners' Capital	 22,740,535	  24,687,691

Total Liabilities and Partners' Capital	 23,073,173 	  25,149,757


NET ASSET VALUE PER UNIT	     4,198.19 	       4,419.13

	The accompanying notes are an integral part of these financial statements.

	DEAN WITTER CORNERSTONE FUND II
	STATEMENTS OF OPERATIONS
(Unaudited)




	     For the Quarters Ended June 30,

	      2001   	   2000
	    $	   $

REVENUES
	Trading loss:
	     Realized	(524,573)	(201,779)
 	     Net change in unrealized	  (1,846,929)	     (819,313)

			Total Trading Results	(2,371,502)	(1,021,092)

	Interest income (Morgan Stanley DW)                                          175,362		       282,319

			Total 	   (2,196,140)	     (738,773)


EXPENSES

	Brokerage commissions (Morgan Stanley DW)                             316,935	336,252
  	Management fees                                                                           206,976		238,067
  	Transaction fees and costs                                                               30,997	34,648
	Administrative expenses                                                                   12,663		      11,446

  			Total 	     567,571	       620,413


NET LOSS	(2,763,711)	(1,359,186)


NET LOSS ALLOCATION

		Limited Partners	(2,704,614)	(1,333,181)
  		General Partner	(59,097)	(26,005)


NET LOSS PER UNIT

		Limited Partners	(503.38)	(221.51)
 		General Partner	(503.38)	(221.51)


	The accompanying notes are an integral part of these financial statements.

DEAN WITTER CORNERSTONE FUND II
	STATEMENTS OF OPERATIONS
(Unaudited)


	    For the Six Months Ended June 30,

	      2001     	      2000
	    $	      $

REVENUES
	Trading profit (loss):
	     Realized                                                                                 1,701,067		(299,219)
  	     Net change in unrealized	(2,176,019)	    (450,880)

			Total Trading Results	(474,952)	(750,099)

	Interest income (Morgan Stanley DW)                                          413,356		     575,863

			Total 	    (61,596)	    (174,236)


EXPENSES

	Brokerage commissions (Morgan Stanley DW)                            645,867		734,574
  	Management fees                                                                          421,313		504,730
  	Transaction fees and costs                                                              59,463		74,046
 	Administrative expenses                                                                  23,536		      22,821

		Total                                                                                     1,150,179		    1,336,171

NET LOSS 	   (1,211,775)	  (1,510,407)


NET LOSS ALLOCATION

		Limited Partners	(1,185,836)	(1,481,284)
  		General Partner	(25,939)	(29,123)


NET LOSS PER UNIT

		Limited Partners	(220.94)	(248.06)
 		General Partner	(220.94)	(248.06)





	The accompanying notes are an integral part of these financial statements.

	DEAN WITTER CORNERSTONE FUND II
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Six Months Ended June 30, 2001 and 2000
	(Unaudited)



	  Units of
	   Partnership	Limited	General
	   Interest   	Partners	Partner	Total
	                                   $	                          $	                        $



Partners' Capital,
  December 31, 1999	6,736.406	   26,243,505	465,476	  26,708,981

Net Loss	  -	(1,481,284)	(29,123)	(1,510,407)

Offering of Units	2.369	9,330	   -	9,330

Redemptions	(706.476)	(2,787,015)	____-___	(2,787,015)

Partners' Capital,
  June 30, 2000	        6,032.299	21,984,536	436,353	22,420,889




Partners' Capital,
  December 31, 2000	5,586.548	   24,168,885	518,806	  24,687,691

Net Loss	  -	(1,185,836)	(25,939)	(1,211,775)

Redemptions	 (169.796)	  (735,381)	____-___	   (735,381)

Partners' Capital,
  June 30, 2001	 5,416.752	22,247,668	   492,867	22,740,535











The accompanying notes are an integral part of these financial statements.

	DEAN WITTER CORNERSTONE FUND II
	STATEMENTS OF CASH FLOWS
(Unaudited)



	    For the Six Months Ended June 30,

	      2001     	      2000
	    $	      $

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	 	(1,211,775)	(1,510,407)
Noncash item included in net loss:
		Net change in unrealized                                                    2,176,019		450,880

(Increase) decrease in operating assets:
		Due from Morgan Stanley DW	(50,561)	(74,785)
		Interest receivable (Morgan Stanley DW)                               38,913		6,382

Increase (decrease) in operating liabilities:
		Accrued management fees	         (6,114)	     (14,076)
	 	Accrued administrative expenses                                            19,895		         4,294

Net cash provided by (used for) operating activities                           966,377		  (1,137,712)


CASH FLOWS FROM FINANCING ACTIVITIES

Offering of Units                                       -		         9,330
Increase (decrease) in redemptions payable	(143,209)	65,340
Redemptions of Units	   (735,381)	 (2,787,015)

Net cash used for financing activities	    (878,590)	 (2,712,345)

Net increase (decrease) in cash                                                           87,787		(3,850,057)

Balance at beginning of period                                                      21,768,271                25,804,088

Balance at end of period              21,856,058	                21,954,031








	The accompanying notes are an integral part of these financial statements.

DEAN WITTER CORNERSTONE FUND II
NOTES TO FINANCIAL STATEMENTS
June 30, 2001
(Unaudited)
The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Dean Witter Cornerstone Fund II (the "Partnership"). The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2000 Annual Report on Form 10-K.

1. Organization
Dean Witter Cornerstone Fund II is a New York limited partnership organized to engage primarily in the speculative trading of futures contracts, options on futures contracts, and forward contracts on foreign currencies and other commodity interests. The Partnership is one of the Dean Witter Cornerstone Funds, comprised of the Partnership, Dean Witter Cornerstone Fund III, and Dean Witter Cornerstone Fund IV.

The general partner is Demeter Management Corporation
("Demeter"). The non-clearing commodity broker is Morgan Stanley
DW Inc. ("Morgan Stanley DW"). Dean Witter Reynolds Inc. changed its name to Morgan Stanley DW Inc., effective April 2, 2001. The

DEAN WITTER CORNERSTONE FUND II
	NOTES TO FINANCIAL STATEMENTS (CONTINUED)


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

3.  Financial Instruments
The Partnership trades futures contracts, options on futures contracts, and forward contracts on foreign currencies and other commodity interests. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms

DEAN WITTER CORNERSTONE FUND II
	NOTES TO FINANCIAL STATEMENTS (CONTINUED)

of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

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

The net unrealized gains on open contracts reported as a component of "Equity in futures interests trading accounts" on the

DEAN WITTER CORNERSTONE FUND II
	NOTES TO FINANCIAL STATEMENTS (CONTINUED)

statements of financial condition and longest contract maturity were as follows:
                    Net Unrealized Gains on Open
                             Contracts                   Longest Maturity

   	              Exchange- Off-Exchange-             Exchange- Off-Exchange-
                     Traded      Traded      Total        Traded      Traded
Date                Contracts   Contracts  Contracts     Contracts   Contracts
                        $           $	    $

June 30, 2001        912,581    178,978    1,091,559     June 2002   Sept. 2001

December 31, 2000  2,772,779    494,799    3,267,578     Dec. 2001   March 2001

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co. and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership's assets. Exchange-traded futures contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL each as a futures commission merchant for the Partnership's exchange-traded futures contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures contracts,

DEAN WITTER CORNERSTONE FUND II
	NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

including an amount equal to the net unrealized gain on all open futures contracts, which funds, in the aggregate, totaled $22,768,639 and $24,541,050 at June 30, 2001 and December 31,
2000, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gain on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.

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

Results of Operations
General. The Partnership's results depend on its Trading Managers and the ability of the Trading Managers' trading programs to take advantage of price movements or other profit opportunities in the futures, forwards and options markets. The following presents a summary of the Partnership's operations for the three and six month periods ended June 30, 2001 and 2000, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Managers trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Managers or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of its Trading Managers' trading activities on behalf of the Partnership as a whole and how the Partnership has performed in the past.

For the Quarter and Six Months Ended June 30, 2001
For the quarter ended June 30, 2001, the Partnership recorded total trading losses, net of interest income, of $2,196,140 and posted a decrease in net asset value per Unit. The most significant losses of approximately 3.9% were experienced in the global stock index futures markets primarily during the first half of April from short positions in DAX Index futures as prices reversed higher on renewed hopes that the worst may be over for badly beaten technology and telecom stocks. During May and June, additional losses were recorded from DAX Index futures positions as prices generally moved in an erratic, directionless pattern on conflicting economic information and investor sentiment. In the currency markets, losses of approximately 2.9% were recorded primarily during April and May from short positions in the Japanese yen as the value of the yen reversed higher versus the U.S. dollar following a surprise interest rate cut by the U.S. Federal Reserve and on optimism that the Japanese government would unveil an emergency package to stimulate that country's ailing economy. During early June, additional losses were incurred from long positions in the Japanese yen as the value of the yen weakened relative to the U.S. dollar on the Bank of Japan's decision to keep its monetary policy unchanged. In the global interest rate futures markets, losses of approximately 2.5% were recorded primarily during April as a portion of previously recorded profits was given back from long positions in U.S. interest rate futures as prices reversed sharply downward, after trending higher earlier this year, when investors deserted fixed income securities in an asset shift to equities.
Additional losses were recorded from short positions in U.S. interest rate futures as prices moved higher in a flurry of flight-to-quality buying spawned by Middle East instability on June 22nd and in anticipation of the Federal Reserve interest rate cut in late June. In the energy markets, losses of approximately 1.7% were incurred throughout a majority of the quarter from crude oil futures positions as a result of volatility in oil prices due to a continually changing outlook for inventory, supply, production and demand. These losses were partially offset by gains of approximately 0.6% recorded in the agricultural markets primarily during May from short corn futures positions as corn prices dropped on forecasts for wet, cool weather conditions in the U.S. Midwest and on reports of declining demand. Total expenses for the three months ended June 30, 2001 were $567,571, resulting in a net loss of $2,763,711.
The net asset value of a Unit decreased from $4,701.57 at March 31, 2001 to $4,198.19 at June 30, 2001.

For the six months ended June 30, 2001, the Partnership recorded total trading losses, net of interest income, of $61,596 and posted a decrease in net asset value per Unit. The most significant losses of approximately 6.1% were recorded in the energy markets throughout the first six months of the year from positions in crude oil futures and its related products as a result of volatility in oil prices due to a continually changing outlook for inventory, supply, production and demand. In the global stock index futures markets, losses of approximately 3.3% were experienced primarily during the first half of April from short positions in DAX Index futures as prices reversed higher on renewed hopes that the worst may be over for badly beaten technology and telecom stocks. During May and June, additional losses were recorded from DAX Index futures positions as prices generally moved in an erratic, directionless pattern on conflicting economic information and investor sentiment. These losses were partially offset by gains of approximately 2.1% recorded in the currency markets throughout a majority of the first quarter from short positions in the Japanese yen as the value of the yen weakened relative to the U.S. dollar on concerns for the Japanese economy and in both anticipation and reaction to the Bank of Japan's decision to reinstate its zero interest rate policy. Additional gains were recorded primarily during March from short positions in the Singapore dollar as its value weakened versus the U.S. dollar on concerns regarding the overall economic environment in the Pacific Rim. In the global interest rate futures markets, gains of approximately 1.8% were recorded primarily during January and February from long positions in Japanese interest rate futures as prices moved higher amid weak Japanese stock prices and disappointing economic data in that country. In the soft commodities markets, gains of approximately 0.5% were recorded throughout the first quarter from short positions in cotton futures as prices declined on weak export sales and low demand. Total expenses for the six months ended June 30, 2001 were $1,150,179, resulting in a net loss of $1,211,775. The net asset value of a Unit decreased from $4,419.13 at December 31, 2000 to $4,198.19 at June 30, 2001.

For the Quarter and Six Months Ended June 30, 2000
For the quarter ended June 30, 2000, the Partnership recorded total trading losses, net of interest income, of $738,773 and posted a decrease in net asset value per Unit. The most significant losses of approximately 4.9% were recorded in the global interest rate futures markets primarily from trading U.S. interest rate futures. Long U.S. interest rate futures positions were unprofitable during April as prices declined amid fears of higher interest rates and inflation. Newly established short U.S. interest rate futures positions incurred additional losses during the remainder of the quarter as prices moved higher as investors shed stock holdings for the safe haven of bonds amid signs that U.S. economic growth had slowed. Losses were also recorded throughout a majority of the quarter from long positions in German bund futures as prices moved lower due to the weakness in U.S. bonds and the sharp decline in the euro. Additional losses of approximately 3.0% were experienced in the currency markets primarily from short positions in the Japanese yen as the value of the yen strengthened versus the U.S. dollar during May amid positive economic data out of Japan and expectations of a potential rise in Japanese interest rates. Newly established long Japanese yen positions incurred additional losses during late
June as the value of the yen gave back earlier gains relative to the U.S. dollar due to repositioning ahead of the Tankan survey. Smaller losses of approximately 0.4% were recorded in the metals markets from trading copper futures as prices moved inconsistently on technically-based factors. A portion of overall Partnership losses was offset by gains of approximately 1.2% recorded in the soft commodities markets primarily from long sugar futures positions as prices trended to 22-month highs later in the quarter on reports of lower plantings and speculation that the world's surplus could shrink. Short coffee futures positions were also profitable as prices declined on technical factors early in the quarter. Additional gains of approximately 0.6% were recorded in the global stock index futures markets primarily during June from short positions in DAX Index futures as European stock index futures prices decreased after the European Central Bank's aggressive interest rate hike. Smaller gains of approximately 0.3% were recorded in the agricultural markets primarily during June from short corn futures positions as prices fell due to heavy rain and cooler temperatures. Total expenses for the three months ended June 30, 2000 were $620,413, resulting in a net loss of $1,359,186. The net asset value of a Unit decreased from $3,938.32 at March 31, 2000 to $3,716.81 at June 30, 2000.

For the six months ended June 30, 2000, the Partnership recorded total trading losses, net of interest income, of $174,236 and posted a decrease in net asset value per Unit. The most significant losses of approximately 5.5% were recorded in the global interest rate futures markets primarily from long U.S. interest rate futures positions as prices declined during April amid fears of higher interest rates and inflation. Newly established short U.S. interest rate futures positions incurred losses later in the quarter as prices increased as investors moved into the safe haven of bonds. Losses were also recorded throughout a majority of the second quarter from long positions in German bund futures as prices declined on weakness in U.S. bonds and the sharp decline in the euro. Long Japanese interest rate futures positions also incurred losses as prices slid on the yen's weakness and a higher Nikkei 225 Index during February. Additional losses of approximately 2.3% were recorded in the currency markets primarily from short Japanese yen positions as its value strengthened versus the U.S. dollar during May amid positive economic data out of Japan and expectations of a potential rise in Japanese interest rates. Newly established long Japanese yen positions incurred losses during late June as the yen's value gave back earlier month gains versus the U.S. dollar due to repositioning ahead of the Tankan survey. In the metals markets, losses of approximately 1.9% resulted primarily from short gold futures positions as prices spiked higher in early February following an announcement by a large producer that it was suspending gold hedging activities. Newly established long gold futures positions resulted in losses as prices fell later in February and March on speculation of gold sales from the Bank of France. A portion of overall Partnership losses was offset by gains recorded in the energy markets of approximately 2.6% primarily from long crude oil futures positions as prices powered to nine-year highs during the first quarter on concerns about future output levels amid dwindling stockpiles and increasing demand. Additional gains of approximately 1.0% were recorded in the soft commodities markets primarily from long sugar futures positions as sugar prices trended to 22-month highs during the second quarter on reports of lower plantings and speculation that the world's surplus could shrink. Short coffee futures positions were also profitable as prices declined on technical factors early in the second quarter. Total expenses for the six months ended June 30, 2000 were $1,336,171, resulting in a net loss of $1,510,407. The net asset value of a Unit decreased from $3,964.87 at December 31, 1999 to $3,716.81 at June 30, 2000.


Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
        RISK

Introduction
The Partnership is a commodity pool engaged primarily in the speculative trading of futures, forwards and options. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership's assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is central, not incidental, to the Partnership's main business activities.

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

VaR models, including the Partnership's, are continuously evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Managers in its daily risk management activities.

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at June 30, 2001 and 2000. At June 30, 2001 and 2000, the Partnership's total capitalization was approximately $23 million and $22 million, respectively.

     Primary Market           June 30, 2001	     June 30, 2000
     Risk Category	  	     Value at Risk	     Value at Risk

     Currency	  	(2.60)%   			(1.05)%
Interest Rate		 		(0.69)			(1.15)
Equity				   	(0.44)			(0.83)
	Commodity				    	(1.08)			(1.03)
Aggregate Value at Risk	     (2.83)%			(2.06)%

Aggregate Value at Risk represents the aggregate VaR of all the Partnership's open positions and not the sum of the VaR of the individual market categories listed above. Aggregate VaR will be lower as it takes into account correlation among different positions and categories.

The table above represents the VaR of the Partnership's open positions at June 30, 2001 and 2000 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from July 1, 2000 through June 30, 2001.

Primary Market Risk Category        High       Low      Average
Currency  		(2.60)%	 (1.86)%	 (2.17)%

Interest Rate 		(1.98)	 (0.48)	 (1.07)

Equity						(1.07)	 (0.39)	 (0.57)

Commodity	  	(1.08)	 (0.62)	 (0.84)

Aggregate Value at Risk		 	(3.06)%	 (2.35)%	 (2.73)%


Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and
15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership to typically be many times the total capitalization of the Partnership.  The value of the Partnership's open positions thus creates a "risk of ruin" not typically found in other investments. The relative size of the positions held may cause the Partnership to incur losses greatly in excess of VaR within a short period of time, given the effects of the leverage employed and market volatility. The VaR tables above, as well as the past performance of the Partnership, give no indication of such "risk of ruin". In addition, VaR risk measures should be viewed in light of the methodology's limitations, which include the following:
?	past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
?	changes in portfolio value caused by market movements may
differ from those of the VaR model;
?	VaR results reflect past trading positions while future risk depends on future positions;
?	VaR using a one-day time horizon does not fully capture the
market risk of positions that cannot be liquidated or hedged within one day; and
?	the historical market risk factor data used for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at June 30, 2001 and for the end of the four quarterly reporting periods from July 1, 2000 through June 30,
2001.   Since VaR is based on historical data, VaR should not be
viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At June 30, 2001, the Partnership's cash balance at Morgan Stanley DW was approximately 90% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered material.

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

The following were the primary trading risk exposures of the Partnership at June 30, 2001, by market sector. It may be anticipated however, that these market exposures will vary materially over time.

Currency. The primary market exposure of the Partnership at June 30, 2001 was to the currency sector. The Partnership's currency exposure was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. For the second quarter of 2001, the Partnership's major exposures were to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing VaR in a functional currency other than dollars.

Interest Rate. The second largest market exposure at June 30, 2001 was to the global interest rate complex. Exposure was primarily spread across the Japanese, German and U.S. interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the United States and the other G-7 countries. The G-7 countries consist of France, U.S., Britain, Germany, Japan, Italy and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g. Australia. Demeter anticipates that G-7 and Australian interest rates will remain the primary interest rate exposures of the Partnership for the foreseeable future. The changes in interest rates which have the most effect on the Partnership are changes in long-term, as opposed to short-term, rates. Most of the speculative futures positions held by the Partnership are in medium to long-term instruments. Consequently, even a material change in short-term rates would have little effect on the Partnership, were the medium to long-term rates to remain steady.

Equity.	The Partnership's primary equity exposure at June 30,
2001 was to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At June 30, 2001, the Partnership's primary exposures were to the DAX (Germany), NASDAQ (U.S.) and Hang Seng (China) stock indices. Historically, the Partnership has been exposed to the risk of adverse price trends or static markets in the U.S., European, and Japanese indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.

Commodity
Energy. At June 30, 2001, the Partnership's energy exposure was shared primarily by futures contracts in the crude oil and natural gas markets. Price movements in these markets result from political developments in the Middle East, weather patterns, and other economic fundamentals. It is possible that volatility will remain high. Significant profits and losses which have been experienced in the past, are expected to continue to be experienced in this market. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and may continue in this choppy pattern.

Soft Commodities and Agriculturals.  At June 30, 2001, the
Partnership had exposure to the markets that comprise these sectors. Most of the exposure, however, was to the sugar, corn and cotton markets. Supply and demand inequalities, severe weather disruption, and market expectations affect price movements in these markets.

Metals. The Partnership's primary metals market exposure at June 30, 2001 was to fluctuations in the price of gold and silver. Although certain Trading Managers will from time to time trade base metals such as aluminum and copper, the principal market exposures of the Partnership have consistently been to precious metals, such as gold and silver. Market exposure to precious metals was evident as gold prices continued to be volatile during the quarter. Silver prices remained volatile over this period as well. The Trading Managers have from time to time taken positions as they have perceived market opportunities to develop.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2001:

Foreign Currency Balances.	The Partnership's primary
foreign currency balances at June 30, 2001 were in euros, Australian dollars and Hong Kong dollars. The Partnership controls the non-trading risk of these balances by regularly converting these balances back into dollars upon liquidation of the respective position.

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




                           Dean Witter Cornerstone Fund II
                               (Registrant)

                           By: Demeter Management Corporation
	 (General Partner)

August 8, 2001             By:/s/Raymond E. Koch      	__________
                                 Raymond E. Koch
                                 Chief Financial Officer






The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.