Form 10-Q
period 2001-09-30
WITTER DEAN CORNERSTONE FUND II
filed 2001-11-14
CIK 736999

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2001 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from ________________to_____________

Commission file number 0-13298

	DEAN WITTER CORNERSTONE FUND II

	(Exact name of registrant as specified in its charter)


		New York						     13-3212871
(State or other jurisdiction of		   	  (I.R.S. Employer
incorporation or organization)			      Identification No.)


Demeter Management Corporation
c/o Morgan Stanley Trust Company
Attention:  Managed Futures, 7th Fl.,
Harborside Financial Center Plaza Two
Jersey City, NJ  	  			    			 07311-3977
(Address of principal executive offices)	  	     ( Zip Code)


Registrant's telephone number, including area code (201) 876-4647


Two World Trade Center, 62nd Fl., New York, NY 10048

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

	September 30, 2001



PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

	Statements of Financial Condition as of
	September 30, 2001 (Unaudited) and December 31, 2000......2

	Statements of Operations for the Quarters Ended
	September 30, 2001 and 2000 (Unaudited)...................3

	Statements of Operations for the Nine Months Ended
	September 30, 2001 and 2000 (Unaudited)...................4

	Statements of Changes in Partners' Capital for
	the Nine Months Ended September 30, 2001 and 2000
	(Unaudited)...............................................5

	Statements of Cash Flows for the Nine Months Ended
	September 30, 2001 and 2000 (Unaudited)...................6

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








PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER CORNERSTONE FUND II
	STATEMENTS OF FINANCIAL CONDITION
	September 30	     December 31,
                               2001     	             2000
	$	   $
	(Unaudited)

ASSETS
Equity in futures interests trading accounts:
	Cash	                                                                                               21,378,687	21,768,271

	Net unrealized gain on open contracts (MS & Co.)                         	1,635,788                        	3,293,534
	Net unrealized gain (loss) on open contracts (MSIL)                       	    71,624                     	      (25,956)

	Total net unrealized gain on open contracts	                                   1,707,412                        3,267,578

	     Total Trading Equity	23,086,099	25,035,849

Due from Morgan Stanley DW	        71,786	       21,318
Interest receivable (Morgan Stanley DW)	        44,221	       92,590

	     Total Assets	   23,202,106	  25,149,757

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Redemptions payable	208,872 	361,946
	Accrued management fees	67,546 	 73,275
	Accrued administrative expenses	        43,531	    26,845

  	     Total Liabilities	       319,949 	    462,066

Partners' Capital

	Limited Partners (5,201.314 and
	     5,469.148 Units, respectively)	22,377,079 	24,168,885
	General Partner (117.400 Units)	        505,078 	       518,806

	     Total Partners' Capital	   22,882,157	  24,687,691

Total Liabilities and Partners' Capital	    23,202,106 	  25,149,757


NET ASSET VALUE PER UNIT	        4,302.20	       4,419.13

	The accompanying notes are an integral part of these financial statements.

	DEAN WITTER CORNERSTONE FUND II
STATEMENTS OF OPERATIONS
(Unaudited)


	     For the Quarters Ended September 30,

	      2001   	   2000
	    $	   $


REVENUES
	Trading profit (loss):
	     Realized	363,678	354,603
	     Net change in unrealized	   615,853	                    (901,496)

			Total Trading Results	979,531	                    (546,893)

	Interest income (Morgan Stanley DW)	    146,616	       268,015

			Total 	   1,126,147	                    (278,878)

EXPENSES

	Brokerage commissions (Morgan Stanley DW)	332,196	301,393
	Management fees	197,073	217,382
	Transaction fees and costs	31,026	25,085
	Administrative expenses 	        12,675	      10,069

  			Total  	       572,970	       553,929


NET INCOME (LOSS)	        553,177	                    (832,807)


NET INCOME (LOSS) ALLOCATION

	Limited Partners	540,966	(816,316)
	General Partner	12,211	(16,491)


NET INCOME (LOSS) PER UNIT

	Limited Partners	                                                                                 104.01	(140.48)
	General Partner	                                                                                  104.01	(140.48)



	The accompanying notes are an integral part of these financial statements.

DEAN WITTER CORNERSTONE FUND II
	STATEMENTS OF OPERATIONS
(Unaudited)


	    For the Nine Months Ended September 30,

	      2001     	      2000
	    $	      $

REVENUES
	Trading profit (loss):
	    Realized	                                                                                    2,064,745  	      55,384
  	    Net change in unrealized 	                                                        (1,560,166)	               (1,352,376)

			Total Trading Results 	504,579	                 (1,296,992)

	Interest income (Morgan Stanley DW)                                      	      559,972                     843,878

			Total  	   1,064,551	                    (453,114)


EXPENSES

	Brokerage commissions (Morgan Stanley DW)	978,063	1,035,967
  	Management fees	618,386	722,112
  	Transaction fees and costs	90,489	99,131
 	Administrative expenses	               36,211 	         32,890

		Total 	   1,723,149	    1,890,100

NET LOSS                                             (658,598)	                 (2,343,214)


NET LOSS ALLOCATION

	  Limited Partners	                                                                          (644,870) 	(2,297,600)
  	  General Partner	                                                                             (13,728)	(45,614)


NET LOSS PER UNIT

	 Limited Partners	                                                                             (116.93)	(388.54)
 	 General Partner	                                                                              (116.93)	(388.54)





	The accompanying notes are an integral part of these financial statements.

	DEAN WITTER CORNERSTONE FUND II
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Nine Months Ended September 30, 2001 and 2000
	(Unaudited)



	  Units of
	   Partnership	Limited	General
	   Interest   	Partners	Partner	Total
	                                    $	                          $	                        $


Partners' Capital,
  December 31, 1999	6,736.406	   26,243,505	465,476	  26,708,981

Net Loss	  -	(2,297,600)	(45,614)	(2,343,214)

Offering of Units	2.369	9,330	   -	9,330

Redemptions	 (918.525)	(3,559,934)	       -      	(3,559,934)

Partners' Capital,
  September 30, 2000	5,820.250	20,395,301	   419,862	20,815,163




Partners' Capital,
  December 31, 2000	5,586.548	   24,168,885 	  518,806	  24,687,691

Net Loss	  -	  (644,870)	   (13,728)	 (658,598)

Redemptions	(267.834)	(1,146,936)	       -      	(1,146,936)

Partners' Capital,
  September 30, 2001	5,318.714	22,377,079	   505,078	22,882,157











The accompanying notes are an integral part of these financial statements.

	DEAN WITTER CORNERSTONE FUND II
	STATEMENTS OF CASH FLOWS
(Unaudited)



	    For the Nine Months Ended September 30,

	      2001     	      2000
	    $	      $

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss:	               (658,598)	               (2,343,214)
Noncash item included in net loss:
	Net change in unrealized	1,560,166		               1,352,376

(Increase) decrease in operating assets:
Due from Morgan Stanley DW	                                                (50,468)		                    (63,086)
Interest receivable (Morgan Stanley DW)	48,369		5,153

Increase (decrease) in operating liabilities:
	Accrued management fees                    (5,729)	                   (19,530)
	Accrued administrative expenses 	       16,686		      14,362

Net cash provided by (used for) operating activities	     910,426		               (1,053,939)


CASH FLOWS FROM FINANCING ACTIVITIES

Offering of Units                                                        -	                               9,330
Increase (decrease) in redemptions payable                                    (153,074)	                       34,703
Redemptions of Units                         (1,146,936)		               (3,559,934)

Net cash used for financing activities	                                             (1,300,010)	                (3,515,901)

Net decrease in cash                            (389,584)		               (4,569,840)

Balance at beginning of period	                                  21,768,271		               25,804,088

Balance at end of period	   21,378,687		               21,234,248





The accompanying notes are an integral part of these financial statements.

DEAN WITTER CORNERSTONE FUND II
NOTES TO FINANCIAL STATEMENTS
September 30, 2001
(Unaudited)
The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Dean Witter Cornerstone Fund II (the "Partnership"). The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2000 Annual Report on Form 10-K.

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

The general partner is Demeter Management Corporation
("Demeter"). The non-clearing commodity broker is Morgan Stanley
DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are

DEAN WITTER CORNERSTONE FUND II
	NOTES TO FINANCIAL STATEMENTS (CONTINUED)


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

Generally derivatives include futures, forward, swaps or options contracts and other financial instruments with similar characteristics such as caps, floors and collars.

The net unrealized gains on open contracts reported as a component of "Equity in futures interests trading accounts" on the state-

                   DEAN WITTER CORNERSTONE FUND II
	NOTES TO FINANCIAL STATEMENTS (CONTINUED)

ments of financial condition and their longest contract maturities were as follows:
                     Net Unrealized Gains
                           On Open Contracts             Longest Maturities

      	             Exchange-  Off-Exchange-            Exchange-  Off-Exchange-
                     Traded      Traded      Total       Traded      Traded
Date               Contracts    Contracts  Contracts    Contracts   Contracts
                   $            $         $

Sept. 30, 2001     1,425,940   281,472    1,707,412     Sept. 2002  Dec. 2001

Dec.  31, 2000     2,772,779   494,799    3,267,578     Dec. 2001   March 2001

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

including an amount equal to the net unrealized gains on all open futures contracts, which funds, in the aggregate, totaled $22,804,627 and $24,541,050 at September 30, 2001 and December 31,
2000, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.

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

Results of Operations
General. The Partnership's results depend on its Trading Managers and the ability of the Trading Managers' trading programs to take advantage of price movements or other profit opportunities in the futures, forwards and options markets. The following presents a summary of the Partnership's operations for the three and nine month periods ended September 30, 2001 and 2000, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Managers trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Managers or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of its Trading Managers' trading activities on behalf of the Partnership as a whole and how the Partnership has performed in the past.

For the Quarter and Nine Months Ended September 30, 2001
For the quarter ended September 30, 2001, the Partnership recorded total trading revenues, including interest income, of $1,126,147 and posted an increase in net asset value per Unit. The most significant gains of approximately 6.5% were experienced in the global stock index futures markets primarily during September from short positions in DAX and Nikkei Index futures as equity prices slid sharply lower amid worries regarding global economic uncertainty. In the global interest rate futures markets, gains of approximately 1.4% were recorded primarily during September from long positions in U.S. interest rate futures as prices rose following an interest rate cut by the U.S. Federal Reserve and as investors sought a safe haven from declining stock prices. In the metals markets, profits of approximately 0.4% were recorded during July and September from short positions in aluminum futures as prices declined on deteriorating demand prompted by weak U.S. economic data and an increase in supplies. Additional gains of approximately 0.4% were recorded in the currency markets from short positions in the South African rand as its value weakened versus the U.S. dollar primarily during September. Offsetting currency losses were experienced primarily during September from long positions in the Japanese yen as its value relative to the U.S. dollar reversed lower following surprise interventions by the Bank of Japan. A portion of the Partnership's overall gains was offset by losses of approximately 4.3% recorded in the energy markets primarily during September from long futures positions in crude oil and its refined products as oil prices reversed lower due to near-term concerns over the effects of a global economic slowdown on oil demand. Smaller losses of approximately 1.2% were experienced in the agricultural markets primarily during July from short positions in corn futures as prices increased on forecasts for hotter and drier weather in the U.S. midwest. Total expenses for the three months ended September 30, 2001 were $572,970, resulting in net income of $553,177. The net asset value of a Unit increased from $4,198.19 at June 30, 2001 to $4,302.20 at September 30, 2001.

For the nine months ended September 30, 2001, the Partnership recorded total trading revenues, including interest income, of $1,064,551 and, after expenses, posted a decrease in net asset value per Unit. The most significant losses of approximately 10.1% were recorded in the energy markets throughout the first nine months of the year from positions in crude oil futures and its related products as a result of volatility in oil prices due to a continually changing outlook for inventory, supply, production and global demand. In the agricultural markets, losses of approximately 1.1% were recorded primarily during July from short corn futures positions as prices increased on forecasts for hotter and drier weather in the U.S. midwest. These losses were partially offset by gains of approximately 3.2% recorded during September from long positions in U.S. interest rate futures as prices rose following an interest rate cut by the U.S. Federal Reserve and as investors sought a safe haven from declining stock prices. In the global stock index futures markets, gains of approximately 3.0% were recorded throughout the third quarter from short positions in Nikkei and DAX Index futures as equity prices decreased on corporate profit warnings and amid worries regarding global economic uncertainty. In the currency markets, gains of approximately 2.4% were recorded primarily during March from short positions in the Singapore dollar as its value weakened versus the U.S. dollar on concerns regarding the overall economic environment in the Pacific Rim. Additional currency gains were recorded during August and September from long positions in the Swiss franc as its value strengthened versus the U.S. dollar due to economic optimism for Europe, weakness in the dollar caused by the sluggish U.S. economy, and as investors sought refuge in this safe haven currency amid global economic and political uncertainty. Total expenses for the nine months ended September 30, 2001 were $1,723,149, resulting in a net loss of $658,598. The net asset value of a Unit decreased from $4,419.13 at December 31, 2000 to $4,302.20 at September 30, 2001.

For the Quarter and Nine Months Ended September 30, 2000
For the quarter ended September 30, 2000, the Partnership recorded total trading losses, net of interest income, of $278,878 and posted a decrease in net asset value per Unit. The most significant losses of approximately 2.7% were recorded in the global interest rate futures markets primarily from long Japanese interest rate futures positions as the Bank of Japan raised interest rates for the first time in 10 years, ending its zero interest rate policy during August. Short Japanese bond futures positions resulted in additional losses during September as prices surged and long-term interest rates dropped as investors sought refuge from falling U.S. and Japanese stock prices. In the global stock index futures markets, losses of approximately 1.8% were incurred primarily from long DAX Index futures positions during July and August as prices declined amid weakness in European technology stocks. In the currency markets, losses of approximately 1.3% were experienced primarily during August from short Japanese yen positions as the value of the yen strengthened versus the U.S. dollar on fears that the Bank of Japan could raise interest rates further by December. In soft commodities, losses of approximately 0.3% were recorded primarily from short cotton futures positions as prices jumped higher during July amid dryness and heat in Texas. Newly established long cotton futures positions resulted in additional losses during late August as prices moved lower on rain-related quality concerns in the U.S. Southeast. A portion of overall Partnership losses was offset by gains of approximately 1.5% recorded in the energy markets primarily during August from long futures positions in crude oil and its related products as prices spiked higher as U.S. stock levels remained around 24-year lows. Ongoing supply concerns outweighed signals from Saudi Arabia that it would seek a suitable production increase to ease the crunch. While the energy markets contributed gains overall during the quarter, the magnitude of the profits was reduced by the intervention in the crude oil market that took place toward the end of September. Specifically, the Clinton administration announced the release of 30 million barrels of oil from the Strategic Petroleum Reserve, which caused a sharp reversal in the previously established upward trend in crude oil futures and other energy markets. However, the reversal was not enough to completely offset gains made earlier in the quarter and, as a result, allowed the energy complex to record net gains for the quarter. Additional gains of approximately 0.2% were recorded in the agricultural markets primarily from short corn futures positions during July as prices declined on favorable U.S. crop weather forecasts. Total expenses for the three months ended September 30, 2000 were $553,929, resulting in a net loss of $832,807. The net asset value of a Unit decreased from $3,716.81 at June 30, 2000 to $3,576.33 at September 30, 2000.

For the nine months ended September 30, 2000, the Partnership recorded total trading losses, net of interest income, of $453,114 and posted a decrease in net asset value per Unit. The most significant losses of approximately 7.8% were recorded in the global interest rate futures markets primarily from long German bund futures positions during the second quarter as prices declined on weakness in U.S. bonds and the sharp decline in the euro. Long Japanese interest rate futures positions also incurred losses as prices slid on the yen's weakness and a higher Nikkei 225 Index during February and as the Bank of Japan ended its zero interest rate policy during August. Short Japanese bond futures positions resulted in losses during September as prices surged as investors sought refuge from falling U.S. and Japanese stock prices. In currencies, losses of approximately 3.4% were incurred primarily from short Japanese yen positions as its value strengthened versus the U.S. dollar during May amid positive economic data out of Japan and expectations of a rise in Japanese interest rates. Newly established long Japanese yen positions incurred losses during late June as the yen's value gave back earlier month gains versus the U.S. dollar due to repositioning ahead of the Tankan survey. During August, short Japanese yen positions were unprofitable as the yen's value strengthened versus the U.S. dollar on fears that the Bank of Japan could raise interest rates further by December. In the metals markets, losses of approximately 2.1% were recorded primarily from short gold futures positions as prices spiked higher during early February following an announcement by a large producer that it was suspending gold hedging activities. Long gold futures positions resulted in additional losses as prices fell later in February and March on speculation of gold sales from the Bank of France and during July after the Bank of England announced its gold auction had concluded at a lower price than most dealers expected. Short gold futures positions during September were also unprofitable as prices experienced pressure as the UK's September 19 gold auction approached. Smaller losses of approximately 1.9% were experienced in the global stock index futures markets primarily from short Nikkei Index futures positions as Japanese equity prices reversed higher due to optimism regarding the Japanese economy and the strength in technology stocks. A portion of overall Partnership losses was offset by gains of approximately 3.9% recorded in the energy markets primarily from long futures positions in crude oil and its refined products as prices powered to nine-year highs during the first quarter on concerns about future output levels amid dwindling stockpiles and increasing demand. While the energy markets contributed gains overall during the second quarter, the magnitude of the profits was reduced by the intervention in the crude oil market that took place toward the end of September. Specifically, the Clinton administration announced the release of 30 million barrels of oil from the Strategic Petroleum Reserve, which caused a sharp reversal in the previously established upward trend in crude oil futures and other energy markets. However, the reversal was not enough to completely offset gains made earlier in the year and, as a result, allowed the energy complex to record net gains for the year. Additional gains of approximately 0.8% were recorded in the soft commodities markets primarily from long sugar futures positions as prices trended to 22-month highs during the second quarter on reports of lower plantings and speculation
that the world's surplus could shrink.   Total expenses for the
nine months ended September 30, 2000 were $1,890,100, resulting in a net loss of $2,343,214. The net asset value of a Unit decreased from $3,964.87 at December 31, 1999 to $3,576.33 at September 30,
2000.

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

At September 30, 2001 and 2000, the Partnership's total capitalization was approximately $23 million and $21 million, respectively.

     Primary Market       September 30, 2001	 September 30, 2000
     Risk Category	  	   Value at Risk	   Value at Risk

     Currency	        (1.91)%   		  (1.88)%
Interest Rate		 	  (1.37)			  (0.48)
Commodity				  (0.78)			  (0.87)
Equity				  (0.46)			  (1.07)
Aggregate Value at Risk	  (2.36)%			  (2.35)%

Aggregate Value at Risk represents the aggregate VaR of all the Partnership's open positions and not the sum of the VaR of the individual market categories listed above. Aggregate VaR will be lower as it takes into account correlation among different positions and categories.

The table above represents the VaR of the Partnership's open positions at September 30, 2001 and 2000 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from October
1, 2000 through September 30, 2001.

Primary Market Risk Category        High       Low     Average
Currency  		(2.60)%	 (1.86)%	(2.18)%

Interest Rate 		(1.98)	 (0.69)	(1.29)

Commodity 					(1.08)	 (0.62)	(0.82)

Equity        		(0.46)	 (0.39)	(0.42)

Aggregate Value at Risk		 	(3.06)%	 (2.36)%	(2.73)%


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

The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at September 30, 2001 and for the end of the four quarterly reporting periods from October 1, 2000 through September
30, 2001.   Since VaR is based on historical data, VaR should not
be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At September 30, 2001, the Partnership's cash balance at Morgan Stanley DW was approximately 90% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered material.

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

The following were the primary trading risk exposures of the Partnership at September 30, 2001, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency. The primary market exposure of the Partnership at September 30, 2001 was to the currency sector. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. At September 30, 2001, the Partnership's major exposures were to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing VaR in a functional currency other than dollars.

Interest Rate. The second largest market exposure at September 30, 2001 was to the global interest rate complex. Exposure was primarily spread across the U.S., German and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the United States and the other G-7 countries.

The G-7 countries consist of France, U.S., Britain, Germany, Japan, Italy and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g. Australia. Demeter anticipates that G-7 and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Commodity.
Energy. At September 30, 2001, the Partnership's energy exposure was shared primarily by futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from political developments in the Middle East, weather patterns and other economic fundamentals. It is possible that volatility will remain high. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and may continue in this choppy pattern.

Soft Commodities and Agriculturals. At September 30, 2001, the Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to the sugar, corn and soybean meal markets. Supply and demand inequalities, severe weather disruption and market expectations affect price movements in these markets.

Metals. The Partnership's metals exposure at September 30,
2001 was to fluctuations in the price of precious metals such as gold and silver, and base metals such as aluminum and copper. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movement in these markets. The Trading
Managers have, from time to time, taken positions when market opportunities develop. Demeter anticipates that the Partnership will continue to be exposed to the precious and base metals markets.

Equity. The Partnership's primary equity exposure at September 30, 2001 was to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At September 30, 2001, the Partnership's primary exposures were to the DAX (Germany) and NASDAQ (U.S.) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., European and Japanese indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2001:

Foreign Currency Balances. The Partnership's primary foreign currency balances at September 30, 2001 were in euros, Hong Kong dollars and Australian dollars. The
Partnership controls the non-trading risk of these balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

PART II.  OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS
Please refer to Legal Proceedings previously disclosed in the Partnership's Form 10-Q for the quarter ended June 30, 2001.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
A) Exhibits

	3.01	 	 Limited Partnership Agreement of the Partnership,
dated as of December 7, 	1983, as amended as of May
11, 1984 is incorporated by reference to Exhibit
3.01 of the Partnership's Annual Report on Form 10-K for the fiscal year ended September 30, 1984 (File
No. 0-13298).

	10.01	   M	anagement Agreement among the Partnership, Demeter
and John W. Henry & Company, Inc. dated November 15,
1983 is incorporated by reference to Exhibit 10.03 of the Partnership's Annual Report on Form 10-K for the fiscal year ended September 30, 1984 (File No.
0-13298).

10.02   	Dean Witter Cornerstone Funds Exchange Agreement,
dated as of May 31, 1984 is incorporated by reference to Exhibit 10.04 of the Partnership's Annual Report on Form 10-K for the fiscal year ended September 30, 1984 (File No. 0-13298).

10.03 Management Agreement among the Partnership, Demeter and Northfield Trading L.P., dated as of April 16,
1997 is incorporated by reference to Exhibit 10.03 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-
13298).

10.04  Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW Inc., dated as of
June 22, 2000 is incorporated by reference to Exhibit
10.01 of the Partnership's Form 8-K (File No. 0-
13298) filed with the Securities and Exchange
Commission on November 13, 2001.

	10.05	Commodity Futures Customer Agreement between Morgan
Stanley & Co. Incorporated and the Partnership, and acknowledged and agreed to by Morgan Stanley DW Inc., dated as of May 1, 2000, is incorporated by reference to Exhibit 10.02 of the Partnership's Form 8-K (File
No. 0-13298) filed with the Securities and Exchange
Commission on November 13, 2001.

	10.06	Customer Agreement between the Partnership and Morgan
Stanley & Co. International Limited, dated as of May 1,
2000, is incorporated by reference to Exhibit 10.04 of the Partnership's Form 8-K (File No. 0-13298) filed with the Securities and Exchange Commission on November
13, 2001.

10.07 Foreign Exchange and Options Master Agreement between
Morgan Stanley & Co. Incorporated and the Partnership, dated as of April 30, 1999, is incorporated by reference to Exhibit 10.05 of the Partnership's Form
8-K (File No. 0-13298) filed with the Securities and
Exchange Commission on November 13, 2001.

10.08 Amendment to Management Agreement between the
Partnership and John W. Henry & Company, Inc., dated
November 30, 2000, is incorporated by reference to the Partnership's report on Form 8-K (File No. 0-13298), filed with the Securities and Exchange Commission on January 3, 2001.

10.09 Amendment to Management Agreement between the
Partnership and Northfield Trading L.P., dated November
30, 2000, is incorporated by reference to the Partnership's report on Form 8-K (File No. 0-13298), filed with the Securities and Exchange Commission on January 3, 2001.

10.10 Securities Account Control Agreement among the
Partnership, Morgan Stanley & Co. Incorporated, and
Morgan Stanley DW Inc., dated a of May 1, 2000, is incorporated by reference to Exhibit 10.03 of the Partnership's Form 8-K (File No. 0-13298) filed with the Securities and Exchange Commission on November 13,
2001.

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




                         Dean Witter Cornerstone Fund II
                            (Registrant)

                         By: Demeter Management Corporation
                             (General Partner)

November 14, 2001        By:
                              Raymond E. Koch
                              Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.