Form 10-K
period 2001-12-31
WITTER DEAN CORNERSTONE FUND II
filed 2002-03-28
CIK 736999

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-K

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 [No Fee Required]
For the year ended December 31, 2001 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 [No Fee Required]
For the transition period from ________________to___________________
Commission File Number 0-13298

	DEAN WITTER CORNERSTONE FUND II

(Exact name of registrant as specified in its Limited Partnership Agreement)

	    NEW YORK		      						13-3212871
(State or other jurisdiction of			   	  (I.R.S. Employer
incorporation or organization)		 	  	 	  Identification No.)

Demeter Management Corporation
c/o Managed Futures Department
825 Third Avenue, 8th Floor,
New York, NY                     	    			 	  10022
(Address of principal executive offices)		 		(Zip Code)


Registrant's telephone number, including area code    	    (201) 876-4647


Securities registered pursuant to Section 12(b) of the Act:

									Name of each exchange
Title of each class  						on which registered

		None								  None

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

	Indicate by check-mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which units were sold as of a specified date within 60 days prior to the date of filing: $21,554,773 at January 31, 2002.

	DOCUMENTS INCORPORATED BY REFERENCE
	(See Page 1)

DEAN WITTER CORNERSTONE FUND II
INDEX TO ANNUAL REPORT ON FORM 10-K
DECEMBER 31, 2001

                              Page No.
DOCUMENTS INCORPORATED BY REFERENCE. . . . . . . . . . . . . 	. . . . .1

Part I .

	Item  1.	Business. . . . . . . . . . . . . . . . . . . . . . . . 2-4

	Item  2.	Properties. . . . . . . . . . . . . . . . . . . . . . . . 5

	Item  3.	Legal Proceedings. . . . . . . . . . . . . . . . . . . . .5

	Item  4.	Submission of Matters to a Vote of Security Holders. . . .5


Part II.

	Item  5.		Market for the Registrant's Partnership Units
			and Related Security Holder Matters . . . . . . . . 	. 6-7

	Item  6. Selected Financial Data. .. . . . . . . . . . . . . . 	. . 8

	Item  7.	Management's Discussion and Analysis of Financial
		         Condition and Results of Operations. . . . . . . . . .  9-21

	Item 7A. Quantitative and Qualitative Disclosures About
		         Market Risk . . . . . . . . . . . . . . . . . . . . . .21-34

	Item  8. Financial Statements and Supplementary Data. . . . . . . .34

	Item  9.	Changes in and Disagreements with Accountants on
			Accounting and Financial Disclosure. . . . . . . . . .  . 34

Part III.

	Item 10.	Directors and Executive Officers of the Registrant .	35-39

	Item 11. Executive Compensation . . . . . . . . . . . . . . . . .  39

	Item 12.	Security Ownership of Certain Beneficial Owners
				and Management . . . . . . . . . . . . . . . . . . .	39-40

	Item 13.	Certain Relationships and Related Transactions . . . . . .40

Part IV.

	Item 14.		Exhibits, Financial Statement Schedules, and
	        	Reports on Form 8-K . . . . . . . . . . . . . . . . . .41-42

	DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference as follows:



      Documents Incorporated                     Part of Form 10-K


   Partnership's Prospectus dated
   August 28, 1996, together with
   the Supplement to the Prospectus
   dated May 14, 1999                                    I


   	Annual Report to the Dean Witter
   Cornerstone Funds II, III and IV
   Limited Partners for the year
   ended December 31, 2001                          II, III and IV

PART I
Item 1.  BUSINESS
(a) General Development of Business. Dean Witter Cornerstone Fund II (the "Partnership") is a New York limited partnership organized to engage in the speculative trading of futures contracts, options on futures contracts and forward contracts on foreign currencies and other commodity interests. The Partnership commenced operations on January 2, 1985. The Partnership is one of the Dean Witter Cornerstone Funds, comprised of the Partnership, Dean Witter Cornerstone Fund III, and Dean Witter Cornerstone Fund IV.

The general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co. Inc. ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Demeter, Morgan Stanley DW, MS & Co. and MSIL are wholly-owned subsidiaries of Morgan Stanley Dean Witter & Co. ("MSDW"). The trading managers to the Partnership are Northfield Trading L.P. and John W. Henry & Company, Inc. (collectively, the "Trading Managers").

Effective April 2, 2001, Dean Witter Reynolds Inc. changed its name to Morgan Stanley DW Inc.

The Partnership's net asset value per unit of limited partnership interest ("Unit(s)") at December 31, 2001, was $4,360.39, representing a decrease of 1.3 percent from the net asset value per Unit of $4,419.13 at December 31, 2000. For a more detailed description of the Partnership's business see subparagraph (c).

(b) Financial Information about Segments. For financial information reporting purposes the Partnership is deemed to engage in one industry segment, the speculative trading of futures, forwards and options. The relevant financial information is presented in Items 6 and 8.

(c) Narrative Description of Business.  The Partnership is in the
business of speculative trading of futures, forwards and options pursuant to trading instructions provided by the Trading Managers.
For a detailed description of the different facets of the
Partnership's business, see those portions of the Partnership's prospectus, dated August 28, 1996, (the "Prospectus") together with the supplement to the Prospectus dated May 14, 1999, (the
"Supplement") incorporated by reference in this Form 10-K, set forth below.
	Facets of Business
	1.	Summary	1.	"Summary of the Prospectus"
			(Pages 1-9 of the Prospectus
 and Page S-19 of  the
 Supplement).
	2.	Commodities Market	2.	"The Commodities Market"
				(Pages 80-84 of the
				 Prospectus).

	3.	Partnership's Commodity	3.	"Investment Program, Use
		Trading Arrangements and		 of Proceeds and Trading
		Policies		 Policies" (Pages 45-47
				 of the Prospectus) and
"The Trading Managers"
(Pages 51-74 of the
				 Prospectus and Pages
				 S-20 - S-32 of the
				 Supplement).

     	4.	Management of the Part-	4.	"The Cornerstone Funds"
	       nership		 (Pages 19-24 of the
				 Prospectus and Pages
				 S-2 - S-5 of the
				 Supplement).  "The
				 General Partner"
				 (Pages 77-79 of the
				 Prospectus and Pages
				 S-32 - S-34 of the
	 Supplement) and "The
	 Commodity Brokers"
	 (Pages 79-80 of the
	 Prospectus and Pages
	 S-34 - S-36 of the
	 Supplement).  "The
	 Limited Partnership
	 Agreements" (Pages 86-
	 90 of the Prospectus).

	5.	Taxation of the Partner-	5. 	"Material Federal Income
  	ship's Limited Partners		 Tax  Considerations" and
				"State and Local Income
 		 	 Tax Aspects" (Pages 96-
				 99 of the Prospectus and
 Page S-37  of the Supple-
 ment).

(d)  Financial Information about Geographic Ares

The Partnership has not engaged in any operations in foreign countries; however, the Partnership (through the commodity brokers) enters into forward contract transactions where foreign banks are the contracting party and trades in futures, forwards and options on foreign exchanges.

Item 2.  PROPERTIES
The executive and administrative offices are located within the offices of Morgan Stanley DW. The Morgan Stanley DW offices utilized by the Partnership are located at 825 Third Avenue, 8th
Floor, New York, NY 10022.

Demeter changed its address from 2 World Trade Center, New York,
NY 10048.

Item 3.  LEGAL PROCEEDINGS
In April 2001, the Appellate Division of New York State dismissed the class action previously disclosed in the Partnership's Form 10-K for the year ended December 31, 2000. Because plaintiffs did not exercise their right to appeal any further, this dismissal constituted a final resolution of the case.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

	PART II

Item 5.  MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND RELATED
	    SECURITY HOLDER MATTERS


(a) Market Information
There is no established public trading market for Units of the Partnership.

(b) Holders
The number of holders of Units at December 31, 2001 was approximately 1,908.

(c) Distributions
No distributions have been made by the Partnership since it commenced trading operations on January 2, 1985. Demeter has sole discretion to decide what distributions, if any, shall be made to investors in the Partnership. Demeter currently does not intend to make any distribution of Partnership profits.

(d) Use of Proceeds
The offering for the Partnership originally commenced on May 31, 1984. Effective September 30, 1994, the Partnership, Dean Witter Cornerstone Fund III and Dean Witter Cornerstone Fund IV were closed to new investors. Units were sold afterwards solely through "Exchanges" between existing investors within the Cornerstone Series at 100% of net asset value per Unit. Effective with the April 30, 2000 monthly closing, the exchange privilege among the Partnership, Cornerstone Fund III and Cornerstone Fund IV ("Series Exchanges") was terminated. However, Limited Partners retained the ability to execute exchanges out of a Cornerstone fund into other funds outside the Cornerstone Series ("Non-Series Exchanges"), subject to certain restrictions set forth in the applicable limited partnership agreements. Morgan Stanley DW pays all expenses in connection with the exchanging of Units without reimbursement and therefore, 100% of the proceeds of Exchanges are applied to working capital of the Partnership in accordance with the "Investment Programs, Use of Proceeds and Trading Policies" section of the Prospectus.

Through April 30, 2000, the Partnership sold 41,708.375 Units and in aggregate the Cornerstone Funds had sold 235,440.601 Units.
The aggregate price of Units sold by the Partnership was $65,662,599.


Item 6.  SELECTED FINANCIAL DATA (in dollars)





                                          For the Years Ended December 31,
	   2001   	    2000   	   1999   	    1998   	    1997


Total Revenues
(including interest)         1,898,394	4,963,877	     1,381,603   6,826,329	  8,279,346


Net Income (Loss)             (358,852)	2,490,547	    (1,597,851)	  3,596,543	  4,916,164


Net Income (Loss)
Per Unit (Limited
& General Partners)             (58.74)	  454.26	       (227.17)	     467.12	     569.56


Total Assets                22,934,774	 25,149,757	     27,066,982  32,113,096	 31,431,023


Total Limited Partners'
Capital                     22,185,827	    24,168,885	     26,243,505  30,904,584	 29,677,943


Net Asset Value Per
Unit                         4,360.39	4,419.13	       3,964.87    4,192.04	   3,724.92









Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Liquidity - The Partnership deposits its assets with Morgan Stanley DW as non-clearing broker and MS & Co. and MSIL as clearing brokers in separate futures, forwards and options trading accounts established for each Trading Manager, which assets are used as margin to engage in trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the Commodity Futures Trading Commission for investment of customer segregated or secured funds. The Partnership's assets held by the commodity brokers may be used as margin solely for the Partnership's trading. Since the Partnership's sole purpose is to trade in futures, forwards and options it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

Capital Resources. The Partnership does not have, nor expect to have, any capital assets. Redemptions of Units in the future will affect the amount of funds available for investment in futures, forwards and options in subsequent periods. It is not possible to estimate the amount and therefore the impact of future redemptions of Units.

Results of Operations.
General. The Partnership's results depend on the Trading Managers and the ability of the Trading Managers' trading programs to take advantage of price movements or other profit opportunities in the futures, forwards and options markets. The following presents a summary of the Partnership's operations for the three years ended December 31, 2001 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Managers trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Managers or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Managers' trading activities on behalf of the Partnership and how the Partnership has performed in the past.

At December 31, 2001, the Partnership's total capital was
$22,697,736, a decrease of $1,989,955 from the Partnership's total capital of $24,687,691 at December 31, 2000. For the year ended
December 31, 2001, the Partnership generated a net loss of $358,852 and total redemptions aggregated $1,631,103.

For the year ended December 31, 2001, the Partnership recorded total trading revenues, including interest income, of $1,898,394 and after expenses, posted a decrease in net asset value per Unit. The most significant losses of approximately 9.5% were recorded in the energy markets throughout the first nine months of the year from trading in crude oil futures and its related products as a result of volatility in oil prices due to a continually changing outlook for supply, production and demand. In the metals markets, losses of approximately 1.1% were experienced primarily from trading in silver futures. Additional losses were incurred during October and November from long gold futures positions as prices reversed lower on the heels of sharp gains in the U.S. stock market. In the agricultural markets, losses of approximately 1.0% were recorded primarily during July from previously established short corn futures positions as prices increased on forecasts for hotter and drier weather in the U.S. midwest. Smaller losses of approximately 0.9% were experienced in the soft commodities markets from short positions in sugar futures as prices reversed higher on supply concerns. A portion of the Partnership's overall losses was partially offset by gains of approximately 8.8% recorded in the currency markets throughout a majority of the fourth quarter from previously established short positions in the South African rand as its value trended lower relative to the U.S. dollar as investors targeted the emerging market currency while global economic jitters persisted.

Additional profits of approximately 2.0% were recorded in the global interest rate futures markets primarily during September from long positions in U.S. interest rate futures as prices rose following an interest rate cut by the U.S. Federal Reserve and as investors sought a safe haven from declining stock prices. Total expenses for the year were $2,257,246, resulting in a net loss of $358,852. The net asset value of a Unit decreased from $4,419.13 at December 31, 2000 to $4,360.39 at December 31, 2001.

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

For the year ended December 31, 1999, the Partnership recorded total trading revenues, including interest income, of $1,381,603 and after expenses, posted a decrease in net asset value per Unit. Losses of approximately 7.19% resulted primarily from the lack of sustained price trends and short-term volatility in global interest rate futures particularly Japanese government bond futures. Short positions in Japanese government bond futures were particularly unprofitable during March as prices surged higher in response to the Bank of Japan's aggressive easing of monetary policy and again during September as prices rallied on the strength of the Japanese yen and expectations of additional monetary easing in that country. In the metals markets, losses of approximately 5.84% were recorded primarily during the third quarter from short positions in gold futures as gold prices reversed sharply higher following the Bank of England's second gold auction and an announcement by several European central banks of their plans to restrict sales of their gold reserves for five years. A portion of these losses was offset by profits of approximately 8.09% recorded in the energy markets as the Partnership's Managers were able to take advantage of price trends in markets such as crude oil. Long futures positions in crude oil proved profitable as oil prices trended higher from $12 a barrel in February to over $25 a barrel in November.
Additional gains of approximately 2.60% in the euro and 0.98% in the Swiss franc were recorded primarily from short positions in these currencies as their values weakened relative to the U.S. dollar during the first six months of the year and again during the fourth quarter. Additional profits of approximately 4.91% were recorded from the Japanese yen, primarily long positions as the value of the yen strengthened versus the U.S. dollar during the latter half of 1999 on increased optimism regarding the Japanese economy. Total expenses for the year were $2,979,454, resulting in a net loss of $1,597,851. The net asset value of a Unit decreased from $4,192.04 at December 31, 1998 to $3,964.87 at December 31, 1999.

The Partnership's overall performance record represents varied results of trading in different futures, forwards and options markets. For a further description of 2001 trading results, refer to the letter to the Limited Partners in the accompanying Annual Report to Limited Partners for the year ended December 31, 2001, which is incorporated by reference to Exhibit 13.01 of this Form 10-K. The Partnership's gains and losses are allocated among its partners for income tax purposes.

Credit Risk.
Financial Instruments. The Partnership is a party to financial instruments with elements of off-balance sheet market and credit risk. The Partnership may trade futures, forwards and options in stock indices, financial instruments, agricultural commodities, energy products, foreign currencies, precious and base metals, and soft commodities. In entering into these contracts, the Partnership is subject to the market risk that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the positions held by the Partnership at the same time, and if the Trading Managers were unable to offset positions of the Partnership, the Partnership could lose all of its assets and investors would realize a 100% loss.

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

In addition to market risk, in entering into futures, forwards and options contracts there is a credit risk to the Partnership that the counterparty on a contract will not be able to meet its obligations to the Partnership. The ultimate counterparty or guarantor of the Partnership for futures contracts traded in the United States and the foreign exchanges on which the Partnership trades is the clearinghouse associated with such exchange. In general, a clearinghouse is backed by the membership of the exchange and will act in the event of non-performance by one of its members or one of its member's customers, which should significantly reduce this credit risk. For example, a clearinghouse may cover a default by drawing upon a defaulting member's mandatory contributions and/or non-defaulting members' contributions to a clearinghouse guarantee fund, established lines or letters of credit with banks, and/or the clearinghouse's surplus capital and other available assets of the exchange and clearinghouse, or assessing its members. In cases where the Partnership trades off-exchange forward contracts with a counterparty, the sole recourse of the Partnership will be the forward contracts counterparty.

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

Third, with respect to forward contract trading, the Partnership trades with only those counterparties which Demeter, together with Morgan Stanley DW, have determined to be creditworthy. The
Partnership presently deals with MS & Co. as the sole counterparty on forward contracts.

Inflation has not been a major factor in the Partnership's operations.

See "Financial Instruments" under Notes to Financial Statements in the Partnership's Annual Report to Limited Partners for the year ended December 31, 2001, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.


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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at December 31, 2001 and 2000. At December 31, 2001 and 2000, the Partnership's total capitalization was approximately $23 million and $25 million, respectively.

Primary Market 	 December 31, 2001  December 31, 2000
Risk Category	 	   Value at Risk	    Value at Risk

Currency		 	  	 (2.22)%		 	 (1.86)%
Interest Rate		    	 (0.64)			 (1.98)
Equity		  		 (0.50)			 (0.39)
Commodity		  		 (0.64)			 (0.78)
     Aggregate Value at Risk	 (3.02)%			 (3.06)%

Aggregate Value at Risk represents the aggregate VaR of all the Partnership's open positions and not the sum of the VaR of the individual market categories listed above. Aggregate VaR will be lower as it takes into account correlation among different positions and categories.

The table above represents the VaR of the Partnership's open positions at December 31, 2001 and 2000 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the December 31, 2001 VaR by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from January 1, 2001 through December 31, 2001.

Primary Market Risk Category   High      Low      Average
Currency					(2.60)%	(1.91)%	(2.27)%
Interest Rate				(1.37)	(0.64)	(0.96)
Equity   					(0.50)	(0.39)	(0.45)
Commodity 				(1.08)	(0.62)	(0.78)
Aggregate Value at Risk		(3.02)%	(2.36)%	(2.72)%
- 25 -
Limitations on Value at Risk as an Assessment of Market Risk

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

The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at December 31, 2001 and 2000, and for the end of the four quarterly reporting periods during calendar year 2001. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At December 31, 2001, the Partnership's cash balance at Morgan Stanley DW was approximately 88% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

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

Securities Exchange Act. The Partnership's primary market risk exposures as well as the strategies used and to be used by Demeter and the Trading Managers for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expro-priations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at December 31, 2001, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency. The primary market exposure of the Partnership at December 31, 2001 was to the currency sector. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. At December 31, 2001, the Partnership's major exposures were to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor
- 29 -
currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing VaR in a functional currency other than dollars.

Interest Rate.	 The second largest market exposure at December
31, 2001 was to the global interest rate complex. Exposure was primarily spread across the German, U.S. and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the United States and the other G-7 countries.

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

Equity.	The Partnership's primary equity exposure at December
31, 2001 was to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At December 31, 2001, the Partnership's primary exposures were to the NASDAQ (U.S.), Hang Seng (China) and DAX (Germany) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., European and Japanese indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.

Commodity.
Energy. At December 31, 2001, the Partnership's energy exposure was shared primarily by futures contracts in crude oil and related products, and in the natural gas markets.

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

Soft Commodities and Agriculturals.	At December 31,
2001, the Partnership had exposure to the markets that comprise these sectors, mostly to the sugar, corn and soybean meal markets. Supply and demand inequalities, severe weather disruptions and market expectations affect price movements in these markets.

Metals.	The Partnership's metals exposure at December 31,
2001 was to fluctuations in the price of precious metals, such as gold and silver, and base metals, such as copper.
Economic forces, supply and demand inequalities, geo-political factors and market expectations influence price movement in these markets. The Trading Managers have, from time to time, taken positions when market opportunities develop. Demeter anticipates that the Partnership will continue to be exposed to the precious and base metals markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at December 31, 2001:

Foreign Currency Balances.	The Partnership's primary
foreign currency balances at December 31, 2001 were in Hong Kong dollars, Japanese yen and euros. The Partnership controls the non-trading risk of these balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

Supplementary data specified by Item 302 of Regulation S-K:

Summary of Quarterly Results (Unaudited)

                                             	    Net Income/
									    (Loss) Per
Quarter		  Revenue		      Net		  Unit of Limited
Ended		 (Net Trading Loss)  Income/(Loss) Partnership Interest
2001
March 31 		$ 2,134,544	$   1,551,936		  $ 282.44
June 30	      (2,196,140)	   (2,763,711)		   (503.38)
September 30	  1,126,147	      553,177		    104.01
December 31	    833,843	      299,746		     58.19

Total			$ 1,898,394	$    (358,852)		  $ (58.74)

2000
March 31 		$   564,537	$    (151,221)		  $ (26.55)
June 30	        (738,773)	   (1,359,186)		   (221.51)
September 30	   (278,878)	     (832,807)		   (140.48)
December 31	  5,416,991	    4,833,761		    842.80

Total			$ 4,963,877	$   2,490,547		  $ 454.26


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
	   ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

There are no directors or executive officers of the Partnership.
The Partnership is managed by Demeter.


Directors and Officers of the General Partner
The directors and officers of Demeter are as follows:

Robert E. Murray, age 41, is the Executive Director of Morgan Stanley DW's Managed Futures Department, a leading commodity pool operator with approximately $1.4 billion in assets across a variety of U.S. and international public and private managed futures funds. In this capacity, Mr. Murray is responsible for overseeing all aspects of Morgan Stanley DW's Managed Futures Department. Mr. Murray began at Dean Witter in 1984 and has been closely involved in the growth of managed futures at the firm over the last 17 years. He is also the Chairman and President of Morgan Stanley Futures & Currency Management Inc. ("MSFCM") (formerly known as Dean Witter Futures & Currency Management Inc.), Morgan Stanley's internal commodity trading advisor, and is Chairman and President of Demeter Management Corporation, the entity which acts as a general partner for Morgan Stanley DW's managed futures funds. Mr. Murray has served as the Vice Chairman and a Director of the Board of the Managed Futures

Association and is currently a member of the Board of Directors of the National Futures Association. Mr. Murray received a
Bachelors Degree in Finance from Geneseo State University in
1983.

Mitchell M. Merin, age 48, is a Director of Demeter. Mr. Merin is also a Director of MSFCM. Mr. Merin was appointed the Chief Operating Officer of Individual Asset Management for MSDW in December 1998 and the President and Chief Executive Officer of Morgan Stanley Dean Witter Advisors in February 1998. He has been an Executive Vice President of Morgan Stanley DW since 1990, during which time he has been Director of Morgan Stanley DW's Taxable Fixed Income and Futures divisions, Managing Director in Corporate Finance and Corporate Treasurer. Mr. Merin received his Bachelors degree from Trinity College in Connecticut and his M.B.A. degree in Finance and Accounting from the Kellogg Graduate School of Management of Northwestern University in 1977.

Joseph G. Siniscalchi, age 56, is a Director of Demeter. Mr. Siniscalchi joined Morgan Stanley DW in July 1984 as a First Vice President, Director of General Accounting and served as a Senior Vice President and Controller for Morgan Stanley DW's Securities Division through 1997. He is currently Managing Director, responsible for the Client Support Service Division of Morgan Stanley DW. From February 1980 to July 1984, Mr. Siniscalchi was Director of Internal Audit at Lehman Brothers Kuhn Loeb, Inc.

Edward C. Oelsner, III, age 60, is a Director of Demeter. Mr. Oelsner is currently an Executive Vice President and head of the Product Development Group at Morgan Stanley Dean Witter Advisors, an affiliate of Morgan Stanley DW. Mr. Oelsner joined Morgan Stanley DW in 1981 as a Managing Director in Morgan Stanley DW's Investment Banking Department specializing in coverage of regulated industries and, subsequently, served as head of the Morgan Stanley DW Retail Products Group. Prior to joining Morgan Stanley DW, Mr. Oelsner held positions at The First Boston Corporation as a member of the Research and Investment Banking Departments from 1967 to 1981. Mr. Oelsner received his M.B.A. in Finance from the Columbia University Graduate School of Business in 1966 and an A.B. in Politics from Princeton University in 1964.

Richard A. Beech, age 50, is a Director of Demeter. Mr. Beech has been associated with the futures industry for over 24 years. He has been at Morgan Stanley DW since August 1984 where he is presently an Executive Director and head of Branch Futures. Mr. Beech began his career at the Chicago Mercantile Exchange, where he became the Chief Agricultural Economist doing market analysis, marketing and compliance. Prior to joining Morgan Stanley DW, Mr. Beech also had worked at two investment banking firms in operations, research, managed futures and sales management.

Raymond A. Harris, age 45, is currently Managing Director in Asset Management Services. He previously served as CAO of Morgan Stanley Dean Witter Asset Management. From July 1982 to July 1994, Mr. Harris served in financial, administrative and other assignments at Dean Witter Reynolds, Inc. and Dean Witter, Discover & Co. From August 1994 to January 1999, he worked in Discover Financial Services and the firm's Credit Service business units. Mr. Harris has been with Morgan Stanley Dean Witter & Co. and its affiliates since July 1982. He has a B.A. degree from Boston College and an M.B.A. in finance from the University of Chicago.

Anthony J. DeLuca, age 39, became a Director of Demeter on September 14, 2000. Mr. DeLuca is also a Director of MSFCM. Mr. DeLuca was appointed the Controller of Asset Management for MSDW in June 1999. Prior to that, Mr. DeLuca was a partner at the accounting firm of Ernst & Young LLP, where he had MSDW as a major client. Mr. DeLuca had worked continuously at Ernst & Young LLP ever since 1984, after he graduated from Pace University with a B.B.A. degree in Accounting.

Raymond E. Koch, age 46, is Chief Financial Officer of Demeter. Mr. Koch began his career at MSDW in 1988, has overseen the Managed Futures Accounting function since 1992, and is currently an Executive Director in Investment Management Controllers. From

November 1979 to June 1988, Mr. Koch held various positions at Thomson McKinnon Securities, Inc. culminating as Manager, Special Projects in the Capital Markets Division. From August 1977 to November 1979 he was an auditor, specializing in financial services at Deloitte Haskins & Sells. Mr. Koch received his B.B.A. in accounting from Iona College in 1977, an M.B.A. in finance from Pace University in 1984 and is a Certified Public Accountant.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

(a)	Security Ownership of Certain Beneficial Owners - At December
31, 2001, there were no persons known to be beneficial owners of more than 5 percent of the Units.

(b)	Security Ownership of Management - At December 31, 2001,
Demeter owned 117.400 Units of General Partnership Interest representing a 2.26 percent interest in the Partnership.

(c)	Changes in Control - None

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Refer to Note 2 - "Related Party Transactions" of "Notes to Financial Statements", in the accompanying Annual Report to Limited Partners for the year ended December 31, 2001, which is incorporated by reference to Exhibit 13.01 of this Form 10-K. In its capacity as the Partnership's retail commodity broker, Morgan Stanley DW received commodity brokerage commissions (paid and accrued by the Partnership) of $1,279,146 for the year ended December 31, 2001.

PART IV
Item 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
      		FORM 8-K

(a)	1. Listing of Financial Statements
The following financial statements and report of independent auditors, all appearing in the accompanying Annual Report to Limited Partners for the year ended December 31, 2001 are incorporated by reference to Exhibit 13.01 of this Form 10-K:
-	Report of Deloitte & Touche LLP, independent auditors, for
the years ended December 31, 2001, 2000 and 1999.

-	Statements of Financial Condition as of December 31, 2001 and
2000.

-	Schedule of Investments as of December 31, 2001.

-	Statements of Operations, Changes in Partners' Capital, and
Cash Flows for the years ended December 31, 2001, 2000 and
1999.

-	Notes to Financial Statements.
With the exception of the aforementioned information and the information incorporated in Items 7, 8, and 13, the Annual Report to Limited Partners for the year ended December 31, 2001 is not deemed to be filed with this report.
	2.  Listing of Financial Statement Schedules
No financial statement schedules are required to be filed with this report.

(b)	Reports on Form 8-K
During the quarter/year ended December 31, 2001, the following
Forms 8-K were filed by the Partnership:

On January 3, 2001, the Partnership filed the Current Report on
Form 8-K for the purpose of reporting, under Item 5, the amendment to the Partnership's management agreements with each of the Trading Managers under which the monthly management fee rate paid by the Partnership to the Trading Managers was reduced.

On November 13, 2001, the Partnership filed the Current Report on Form 8-K for the purpose of reporting, under Item 5, the relocation of offices of the Partnership and Demeter; the transfer of futures and options clearing of the Partnership to MS & Co.; and the replacement by MS & Co. as counterparty on all foreign currency forward contracts for the Partnership.

(c)	Exhibits
Refer to Exhibit Index on Page E-1 to E-2.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

					DEAN WITTER CORNERSTONE FUND II
						(Registrant)

					BY:  Demeter Management Corporation,
						General Partner

March 28, 2002			BY: /s/	Robert E. Murray
					 		Robert E. Murray, Director,
					  		Chairman of the Board and
					  		President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.

BY:	/s/	Robert E. Murray                     		March 28, 2002
         	Robert E. Murray, Director,
	   	Chairman of the Board and
	   	President

   	/s/  	Mitchell M. Merin                    		March 28, 2002
         	Mitchell M. Merin, Director

    	/s/  	Joseph G. Siniscalchi                		March 28, 2002
         	Joseph G. Siniscalchi, Director

    	/s/  	Edward C. Oelsner III                		March 28, 2002
         	Edward C. Oelsner III, Director

 	/s/  	Richard A. Beech                     		March 28, 2002
         	Richard A. Beech, Director

	/s/  	Raymond A. Harris	               		March 28, 2002
         	Raymond A. Harris, Director

	/s/  	Anthony J. DeLuca                     		March 28, 2002
         	Anthony J. DeLuca, Director

	/s/  Raymond E. Koch                     _		March 28, 2002
           Raymond E. Koch, Chief
           Financial Officer and Principal
  	     	Accounting Officer

EXHIBIT INDEX

ITEM
3.01	Limited Partnership Agreement of the Partnership,
dated as of December 7, 1983, as amended as of May
11, 1984, is incorporated by reference to Exhibit
3.01 of the Partnership's Annual Report on Form 10-K
for the fiscal year ended September 30, 1984 (File
No. 0-13298).
10.01	Management Agreement among the Partnership, Demeter
and John W. Henry & Company, Inc. dated November 15,
1983, is incorporated by reference to Exhibit 10.03
of the Partnership's Annual Report on Form 10-K for
the fiscal year ended September 30, 1984 (File No. 0-
13298).
10.02	Dean Witter Cornerstone Funds Exchange Agreement,
dated as of May 31, 1984, is incorporated by
reference to Exhibit 10.04 of the Partnership's
Annual Report on Form 10-K for the fiscal year ended
September 30, 1984 (File No. 0-13298).
10.03	Management Agreement among the Partnership, Demeter
and Northfield Trading L.P., dated as of April 16,
1997, is incorporated by reference to Exhibit 10.03
of the Partnership's Annual Report on Form 10-K for
the fiscal year ended December 31, 1997 (File No. 0-
13298).
10.04	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW Inc., dated as of
June 22, 2000, is incorporated by reference to
Exhibit 10.01 of the Partnership's Form 8-K (File No.
0-13298) filed with the Securities and Exchange
Commission on November 13, 2001.
10.05	Commodity Futures Customer Agreement between Morgan
Stanley & Co. Incorporated and the Partnership, and acknowledged and agreed to by Morgan Stanley DW Inc., dated as of May 1, 2000, is incorporated by reference to Exhibit 10.02 of the Partnership's Form 8-K (File
No. 0-13298) filed with the Securities and Exchange
Commission on November 13, 2001.

	10.06	Customer Agreement between the Partnership and
Morgan Stanley & Co. International Limited, dated as of May 1, 2000, is incorporated by reference to
Exhibit 10.04 of the Partnership's Form 8-K (File
No. 0-13298) filed with the Securities and Exchange Commission on November 13, 2001.

10.07	Foreign Exchange and Options Master Agreement
between Morgan Stanley & Co. Incorporated and the
Partnership, dated as of April 30, 2000, is incorporated by reference to Exhibit 10.05 of the Partnership's Form 8-K (File No. 0-13298) filed with the Securities and Exchange Commission on November 13, 2001.

10.08	Amendment to Management Agreement between the
Partnership and John W. Henry & Company, Inc., dated as of November 30, 2000, is incorporated by reference to Exhibit 10.1 of the Partnership's
Form 8-K (File No. 0-13298) filed with the
Securities and Exchange Commission on January 3,
2001.

10.09	Amendment to Management Agreement between the
Partnership and Northfield Trading L.P., dated as of November 30, 2000, is incorporated by reference to Exhibit 10.2 of the Partnership's Form 8-K
(File No. 0-13298) filed with the Securities and Exchange Commission on January 3, 2001.

10.10	Securities Account Control Agreement among the
Partnership, Morgan Stanley & Co. Incorporated, and Morgan Stanley DW Inc., dated as of May 1,
2000, is incorporated by reference to Exhibit
10.03 of the Partnership's Form 8-K (File No. 0-
13298) filed with the Securities and Exchange
Commission on November 13, 2001.

13.01Annual Report to Limited Partners for the year ended December 31, 2001 is filed herewith.

  Cornerstone
  Funds

  December 31, 2001
  Annual Report

[LOGO] Morgan Stanley

Dean Witter Cornerstone Funds

Historical Fund Performance

Presented below is the percentage change in Net Asset Value per Unit from the start of each calendar year each Fund has traded. Also provided is the inception-to-date return and the annualized return since inception for each Fund. PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.

CORNERSTONE FUND II
Year                      Return Year Return
----                      ------ ---- ------
1985                       20.1% 1993   7.8%
1986                      -17.5% 1994  -8.9%
1987                       71.6% 1995  26.5%
1988                        0.1% 1996  11.5%
1989                      -15.1% 1997  18.0%
1990                       47.9% 1998  12.5%
1991                       11.0% 1999  -5.4%
1992                       -1.3% 2000  11.5%
                                 2001  -1.3%
Inception-to-Date Return:             347.2%
Annualized Return:                      9.2%
--------------------------------------------
CORNERSTONE FUND III
Year                      Return Year Return
----                      ------ ---- ------
1985                       54.6% 1993  -4.8%
1986                       -8.0% 1994 -10.0%
1987                       32.5% 1995  27.5%
1988                       19.4% 1996   8.2%
1989                      -11.4% 1997  10.2%
1990                       18.8% 1998   9.1%
1991                       12.0% 1999  -6.8%
1992                      -11.1% 2000  -0.3%
                                 2001   0.3%
Inception-to-Date Return:             212.4%
Annualized Return:                      6.9%
--------------------------------------------
CORNERSTONE FUND IV
Year                      Return Year Return
----                      ------ ---- ------
1987 (8 mos.)              10.6% 1994 -14.3%
1988                       37.5% 1995  23.0%
1989                      -14.1% 1996  13.0%
1990                       57.8% 1997  38.4%
1991                       33.5% 1998   6.7%
1992                       10.4% 1999  -1.1%
1993                       -9.1% 2000  14.7%
                                 2001  15.9%
Inception-to-Date Return:             538.9%
Annualized Return:                     13.5%

Demeter Management Corporation
c/o Managed Futures Department,
825 Third Avenue, 8th Floor,
New York, NY 10022
Telephone (201) 876-4647

Dean Witter Cornerstone Funds
Annual Report
2001

Dear Limited Partner:

This marks the seventeenth annual report for Cornerstone Funds II and III and the fifteenth for Cornerstone Fund IV. The Net Asset Value per Unit for each of the three Cornerstone Funds on December 31, 2001 was as follows:

                                                   % Change
                           Funds          N.A.V.   for 2001
                           -----         --------- --------
                    Cornerstone Fund II  $4,360.39   -1.3%
                    Cornerstone Fund III $3,045.84    0.3%
                    Cornerstone Fund IV  $6,228.94   15.9%

Cornerstone Fund II

During the year, the Fund posted a loss in Net Asset Value per Unit. The most significant losses were recorded in the energy markets throughout the first nine months of the year from trading in crude oil futures and its related products as a result of volatility in oil prices due to a continually changing outlook for supply, production and demand. Additional losses were incurred during October and November from long gold futures positions as prices reversed lower on the heels of sharp gains in the U.S. stock market. A portion of the Fund's overall losses was partially offset by gains recorded primarily in the currency markets throughout a majority of the fourth quarter from previously established short positions in the South African rand as its value trended lower relative to the U.S. dollar on global economic jitters.

Cornerstone Fund III

During the year, the Fund posted a gain in Net Asset Value per Unit. The most significant gains were recorded in the global interest rate futures markets primarily during the third quarter from long positions in U.S. interest rate futures as prices trended higher on interest rate cuts by the U.S. Federal Reserve. In the global stock index futures markets, gains were recorded primarily during September from previously established short positions in S&P 500 Index futures as equity prices moved sharply lower amid worries regarding global economic uncertainty. A majority of the Fund's overall gains was offset primarily by losses recorded throughout a majority of the fourth quarter in the energy markets from volatile price movement in natural gas futures as a result of a continually changing outlook for supply, production and demand.

Cornerstone Fund IV

During the year, the Fund recorded an increase in Net Asset Value per Unit. The most significant gains were recorded primarily in the South African rand from previously established short positions in September, November and December as its value trended lower relative to the U.S. dollar on global economic jitters and emerging market concerns following Argentina's debt default. Profits were recorded from previously established short positions in the Japanese yen early in the year and again in December as the value of the yen weakened relative to the U.S. dollar on continuing concerns for the Japanese economy. A portion of the Fund's overall gains was partially offset by losses recorded in the British pound primarily during May and early June from previously established long positions as its value reversed lower relative to the U.S. dollar in reaction to reports that British Prime Minister Blair would push for Great Britain's entry into the European Monetary Union.

Should you have any questions concerning this report, please feel free to contact Demeter Management Corporation, c/o Managed Futures Department, 825 Third Avenue, 8th Floor, New York, NY 10022 or your Morgan Stanley Financial Advisor.

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

       /s/ Robert E. Murray
       Robert E. Murray
       Chairman
       Demeter Management Corporation
       General Partner

Dean Witter Cornerstone Funds

Independent Auditors' Report

The Limited Partners and the General Partner of
Dean Witter Cornerstone Fund II
Dean Witter Cornerstone Fund III
Dean Witter Cornerstone Fund IV:

We have audited the accompanying statements of financial condition of Dean Witter Cornerstone Fund II, Dean Witter Cornerstone Fund III and Dean Witter Cornerstone Fund IV (collectively, the "Partnerships") as of December 31, 2001 and 2000, including the schedules of investments as of December 31, 2001, and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Dean Witter Cornerstone Fund II, Dean Witter Cornerstone Fund III and Dean Witter Cornerstone Fund IV at December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP
New York, New York
February 15, 2002
(February 27, 2002 as to Note 7)

Dean Witter Cornerstone Fund II

Statements of Financial Condition

                                                         December 31,
                                                    ----------------------
                                                       2001        2000
                                                    ----------  ----------
                                                        $           $
                                    ASSETS
    Equity in futures interests trading
     accounts:
     Cash                                           21,315,776  21,768,271
     Net unrealized gain on open contracts (MS&Co.)  1,675,664   3,293,534
     Net unrealized loss on open contracts (MSIL)     (136,148)    (25,956)
                                                    ----------  ----------
     Total net unrealized gain on open contracts     1,539,516   3,267,578
                                                    ----------  ----------
       Total Trading Equity                         22,855,292  25,035,849
    Due from Morgan Stanley DW                          53,920      21,318
    Interest receivable (Morgan Stanley DW)             25,562      92,590
                                                    ----------  ----------
       Total Assets                                 22,934,774  25,149,757
                                                    ==========  ==========
                       LIABILITIES AND PARTNERS' CAPITAL
    LIABILITIES
    Redemptions payable                                121,671     361,946
    Accrued management fees                             66,751      73,275
    Accrued administrative expenses                     48,616      26,845
                                                    ----------  ----------
       Total Liabilities                               237,038     462,066
                                                    ----------  ----------
    PARTNERS' CAPITAL
    Limited Partners (5,088.041 and 5,469.148
     Units, respectively)                           22,185,827  24,168,885
    General Partner (117.400 Units)                    511,909     518,806
                                                    ----------  ----------
       Total Partners' Capital                      22,697,736  24,687,691
                                                    ----------  ----------
       Total Liabilities and
        Partners' Capital                           22,934,774  25,149,757
                                                    ==========  ==========
    NET ASSET VALUE PER UNIT                          4,360.39    4,419.13
                                                    ==========  ==========

Statements of Operations
For the Years Ended December 31, 2001, 2000 and 1999

                                             2001       2000       1999
                                          ----------  --------- ----------
                                              $          $          $
    REVENUES
    Trading profit (loss):
     Realized                              2,978,000  1,734,937  1,169,107
     Net change in unrealized             (1,728,062) 2,111,163   (899,737)
                                          ----------  --------- ----------
       Total Trading Results               1,249,938  3,846,100    269,370
    Interest income (Morgan Stanley DW)      648,456  1,117,777  1,112,233
                                          ----------  --------- ----------
       Total                               1,898,394  4,963,877  1,381,603
                                          ----------  --------- ----------
    EXPENSES
    Brokerage commissions (Morgan Stanley
     DW)                                   1,279,146  1,361,674  1,579,871
    Management fees                          816,137    946,410  1,184,505
    Transaction fees and costs               115,808    124,990    151,330
    Common administrative expenses            46,155     40,256     62,969
    Incentive fee                             --         --            779
                                          ----------  --------- ----------
       Total                               2,257,246  2,473,330  2,979,454
                                          ----------  --------- ----------
    NET INCOME (LOSS)                       (358,852) 2,490,547 (1,597,851)
                                          ==========  ========= ==========
    Net Income (Loss) Allocation:
    Limited Partners                        (351,955) 2,437,217 (1,571,182)
    General Partner                           (6,897)    53,330    (26,669)
    Net Income (Loss) per Unit:
    Limited Partners                          (58.74)    454.26    (227.17)
    General Partner                           (58.74)    454.26    (227.17)


  The accompanying notes are an integral part of these financial statements.

Dean Witter Cornerstone Fund III

Statements of Financial Condition

                                                         December 31,
                                                    ----------------------
                                                       2001        2000
                                                    ----------  ----------
                                                        $           $
                                    ASSETS
    Equity in futures interests trading
     accounts:
     Cash                                           26,471,514  24,902,313
     Net unrealized gain on open contracts (MS&Co.)    740,177   3,944,253
     Net unrealized loss on open contracts (MSIL)     (667,609)    (91,422)
                                                    ----------  ----------
     Total net unrealized gain on open contracts        72,568   3,852,831
     Net option premiums                               (23,122)    (32,422)
                                                    ----------  ----------
       Total Trading Equity                         26,520,960  28,722,722
    Due from Morgan Stanley DW                         133,570      38,685
    Interest receivable (Morgan Stanley DW)             30,494     105,983
                                                    ----------  ----------
       Total Assets                                 26,685,024  28,867,390
                                                    ==========  ==========
                       LIABILITIES AND PARTNERS' CAPITAL
    LIABILITIES
    Redemptions payable                                171,251     286,259
    Accrued administrative expenses                    142,296     106,179
    Accrued management fees                             77,416      83,887
                                                    ----------  ----------
       Total Liabilities                               390,963     476,325
                                                    ----------  ----------
    PARTNERS' CAPITAL
    Limited Partners (8,490.681 and 9,204.671
     Units, respectively)                           25,861,238  27,959,423
    General Partner (142.103 Units)                    432,823     431,642
                                                    ----------  ----------
       Total Partners' Capital                      26,294,061  28,391,065
                                                    ----------  ----------
       Total Liabilities and
        Partners' Capital                           26,685,024  28,867,390
                                                    ==========  ==========
    NET ASSET VALUE PER UNIT                          3,045.84    3,037.53
                                                    ==========  ==========

Statements of Operations
For the Years Ended December 31, 2001, 2000 and 1999

                                           2001        2000        1999
                                        ----------  ----------  ----------
                                            $           $           $
    REVENUES
    Trading profit (loss):
     Realized                            5,761,442  (1,348,698)    348,156
     Net change in unrealized           (3,780,263)  2,427,220    (677,199)
                                        ----------  ----------  ----------
       Total Trading Results             1,981,179   1,078,522    (329,043)
    Interest income (Morgan Stanley DW)    773,760   1,343,823   1,361,828
                                        ----------  ----------  ----------
       Total                             2,754,939   2,422,345   1,032,785
                                        ----------  ----------  ----------
    EXPENSES
    Brokerage commissions
     (Morgan Stanley DW)                 1,453,337   1,554,203   2,027,980
    Management fees                        978,766   1,128,381   1,441,758
    Transaction fees and costs             134,490      93,403     167,905
    Common administrative expenses          76,385      66,352     103,046
                                        ----------  ----------  ----------
       Total                             2,642,978   2,842,339   3,740,689
                                        ----------  ----------  ----------
    NET INCOME (LOSS)                      111,961    (419,994) (2,707,904)
                                        ==========  ==========  ==========
    Net Income (Loss) Allocation:
    Limited Partners                       110,780    (418,871) (2,676,422)
    General Partner                          1,181      (1,123)    (31,482)
    Net Income (Loss) per Unit:
    Limited Partners                          8.31       (7.90)    (221.54)
    General Partner                           8.31       (7.90)    (221.54)

  The accompanying notes are an integral part of these financial statements.

Dean Witter Cornerstone Fund IV

Statements of Financial Condition

                                                         December 31,
                                                    -----------------------
                                                       2001        2000
                                                    ----------- -----------
                                                        $           $
                                    ASSETS
    Equity in futures interests trading
     accounts:
     Cash                                           101,084,842  98,123,780
     Net unrealized gain on open contracts (MS&Co.)   7,783,366   3,996,007
                                                    ----------- -----------
       Total Trading Equity                         108,868,208 102,119,787
    Interest receivable (Morgan Stanley DW)             108,781     375,740
                                                    ----------- -----------
       Total Assets                                 108,976,989 102,495,527
                                                    =========== ===========
                       LIABILITIES AND PARTNERS' CAPITAL
    LIABILITIES
    Accrued incentive fees                            1,351,817     842,617
    Redemptions payable                                 533,976   1,643,542
    Accrued management fees                             317,372     298,676
    Accrued administrative expenses                     163,799      92,137
                                                    ----------- -----------
       Total Liabilities                              2,366,964   2,876,972
                                                    ----------- -----------
    PARTNERS' CAPITAL
    Limited Partners (16,901.387 and 18,324.325
     Units, respectively)                           105,277,723  98,469,183
    General Partner (213.889 Units)                   1,332,302   1,149,372
                                                    ----------- -----------
       Total Partners' Capital                      106,610,025  99,618,555
                                                    ----------- -----------
       Total Liabilities and
        Partners' Capital                           108,976,989 102,495,527
                                                    =========== ===========
    NET ASSET VALUE PER UNIT                           6,228.94    5,373.69
                                                    =========== ===========

Statements of Operations
For the Years Ended December 31, 2001, 2000 and 1999

                                            2001       2000       1999
                                         ---------- ---------- ----------
                                             $          $          $
     REVENUES
     Trading profit (loss):
      Realized                           16,761,382 12,978,051   (766,917)
      Net change in unrealized            3,787,359  3,714,497  3,108,762
                                         ---------- ---------- ----------
        Total Trading Results            20,548,741 16,692,548  2,341,845
     Interest income (Morgan Stanley DW)  2,669,364  4,492,710  4,030,878
                                         ---------- ---------- ----------
        Total                            23,218,105 21,185,258  6,372,723
                                         ---------- ---------- ----------
     EXPENSES
     Management fees                      3,482,595  3,929,070  4,360,961
     Brokerage commissions
      (Morgan Stanley DW)                 2,563,321  2,755,463  3,263,260
     Incentive fees                       2,152,705    843,220   (210,051)
     Common administrative expenses         151,459    132,392    204,985
     Transaction fees and costs              --         50,557    120,601
                                         ---------- ---------- ----------
        Total                             8,350,080  7,710,702  7,739,756
                                         ---------- ---------- ----------
     NET INCOME (LOSS)                   14,868,025 13,474,556 (1,367,033)
                                         ========== ========== ==========
     Net Income (Loss) Allocation:
     Limited Partners                    14,685,095 13,324,073 (1,352,664)
     General Partner                        182,930    150,483    (14,369)
     Net Income (Loss) per Unit:
     Limited Partners                        855.25     690.27     (53.44)
     General Partner                         855.25     690.27     (53.44)


  The accompanying notes are an integral part of these financial statements.

Dean Witter Cornerstone Funds

Statements of Changes in Partners' Capital
For the Years Ended December 31, 2001, 2000 and 1999

                            Units of
                           Partnership  Limited    General
                            Interest    Partners   Partner    Total
                           ----------- ----------  -------  ----------
                                           $          $         $
        Dean Witter Cornerstone Fund II
        Partners' Capital,
        December 31, 1998   7,489.611  30,904,584  492,145  31,396,729
        Offering of Units       2.478      10,614     --        10,614
        Net loss               --      (1,571,182) (26,669) (1,597,851)
        Redemptions          (755.683) (3,100,511)    --    (3,100,511)
                           ----------  ----------  -------  ----------
        Partners' Capital,
        December 31, 1999   6,736.406  26,243,505  465,476  26,708,981
        Offering of Units       2.369       9,330     --         9,330
        Net income             --       2,437,217   53,330   2,490,547
        Redemptions        (1,152.227) (4,521,167)    --    (4,521,167)
                           ----------  ----------  -------  ----------
        Partners' Capital,
        December 31, 2000   5,586.548  24,168,885  518,806  24,687,691
        Net loss               --        (351,955)  (6,897)   (358,852)
        Redemptions          (381.107) (1,631,103)    --    (1,631,103)
                           ----------  ----------  -------  ----------
        Partners' Capital,
        December 31, 2001   5,205.441  22,185,827  511,909  22,697,736
                           ==========  ==========  =======  ==========

        Dean Witter Cornerstone Fund III
        Partners' Capital,
        December 31, 1998  12,335.516  39,835,572  464,247  40,299,819
        Net loss               --      (2,676,422) (31,482) (2,707,904)
        Redemptions        (1,357.294) (4,158,513)    --    (4,158,513)
                           ----------  ----------  -------  ----------
        Partners' Capital,
        December 31, 1999  10,978.222  33,000,637  432,765  33,433,402
        Net loss               --        (418,871)  (1,123)   (419,994)
        Redemptions        (1,631.448) (4,622,343)    --    (4,622,343)
                           ----------  ----------  -------  ----------
        Partners' Capital,
        December 31, 2000   9,346.774  27,959,423  431,642  28,391,065
        Net income             --         110,780    1,181     111,961
        Redemptions          (713.990) (2,208,965)    --    (2,208,965)
                           ----------  ----------  -------  ----------
        Partners' Capital,
        December 31, 2001   8,632.784  25,861,238  432,823  26,294,061
                           ==========  ==========  =======  ==========

  The accompanying notes are an integral part of these financial statements.

Dean Witter Cornerstone Funds

Statements of Changes in Partners' Capital
For the Years Ended December 31, 2001, 2000 and 1999

                          Units of
                         Partnership  Limited      General
                          Interest    Partners     Partner      Total
                         ----------- -----------  ---------  -----------
                                         $            $           $
      Dean Witter Cornerstone Fund IV
      Partners' Capital,
      December 31, 1998  24,328.559  113,967,408  1,273,691  115,241,099
      Offering of Units       9.851       46,268      --          46,268
      Net loss               --       (1,352,664)   (14,369)  (1,367,033)
      Redemptions        (2,351.155) (10,944,681)     --     (10,944,681)
                         ----------  -----------  ---------  -----------
      Partners' Capital,
      December 31, 1999  21,987.255  101,716,331  1,259,322  102,975,653
      Offering of Units       6.161       29,469      --          29,469
      Net income             --       13,324,073    150,483   13,474,556
      Redemptions        (3,455.202) (16,600,690)  (260,433) (16,861,123)
                         ----------  -----------  ---------  -----------
      Partners' Capital,
      December 31, 2000  18,538.214   98,469,183  1,149,372   99,618,555
      Net income             --       14,685,095    182,930   14,868,025
      Redemptions        (1,422.938)  (7,876,555)     --      (7,876,555)
                         ----------  -----------  ---------  -----------
      Partners' Capital,
      December 31, 2001  17,115.276  105,277,723  1,332,302  106,610,025
                         ==========  ===========  =========  ===========

  The accompanying notes are an integral part of these financial statements.

Dean Witter Cornerstone Fund II

Statements of Cash Flows

                                               For the Years Ended
                                                  December 31,
                                       ----------------------------------
                                          2001        2000        1999
                                       ----------  ----------  ----------
                                           $           $           $
      CASH FLOWS FROM
       OPERATING ACTIVITIES
      Net income (loss)                  (358,852)  2,490,547  (1,597,851)
      Noncash item included in net
       income (loss):
        Net change in unrealized        1,728,062  (2,111,163)    899,737
      (Increase) decrease in operating
       assets:
        Due from Morgan Stanley DW        (32,602)     (9,603)      3,710
        Interest receivable (Morgan
         Stanley DW)                       67,028       2,174      (2,816)
      Increase (decrease) in operating
       liabilities:
        Accrued management fees            (6,524)    (16,506)    (16,832)
        Accrued administrative
         expenses                          21,771     (16,093)     20,510
        Accrued incentive fee                  --          --    (413,951)
                                       ----------  ----------  ----------
      Net cash provided by (used
       for) operating activities        1,418,883     339,356  (1,107,493)
                                       ----------  ----------  ----------
      CASH FLOWS FROM
       FINANCING ACTIVITIES
      Offering of Units                    --           9,330      10,614
      Increase (decrease) in
       redemptions payable               (240,275)    136,664      51,907
      Redemptions of Units             (1,631,103) (4,521,167) (3,100,511)
                                       ----------  ----------  ----------
      Net cash used for financing
       activities                      (1,871,378) (4,375,173) (3,037,990)
                                       ----------  ----------  ----------

      Net decrease in cash               (452,495) (4,035,817) (4,145,483)

      Balance at beginning of period   21,768,271  25,804,088  29,949,571
                                       ----------  ----------  ----------
      Balance at end of period         21,315,776  21,768,271  25,804,088
                                       ==========  ==========  ==========

  The accompanying notes are an integral part of these financial statements.

Dean Witter Cornerstone Fund III

Statements of Cash Flows

                                               For the Years Ended
                                                  December 31,
                                       ----------------------------------
                                          2001        2000        1999
                                       ----------  ----------  ----------
                                           $           $           $
      CASH FLOWS FROM
       OPERATING ACTIVITIES
      Net income (loss)                   111,961    (419,994) (2,707,904)
      Noncash item included in net
       income (loss):
        Net change in unrealized        3,780,263  (2,427,220)    677,199
      (Increase) decrease in operating
       assets:
        Net option premiums                (9,300)    350,703    (368,328)
        Due from Morgan Stanley DW        (94,885)    (38,685)     81,647
        Interest receivable (Morgan
         Stanley DW)                       75,489      10,082       4,400
      Increase (decrease) in operating
       liabilities:
        Accrued administrative
         expenses                          36,117     (32,482)     33,881
        Accrued management fees            (6,471)    (29,037)    (22,143)
                                       ----------  ----------  ----------
      Net cash provided by (used
       for) operating activities        3,893,174  (2,586,633) (2,301,248)
                                       ----------  ----------  ----------
      CASH FLOWS FROM
       FINANCING ACTIVITIES
      Increase (decrease) in
       redemptions payable               (115,008)   (157,499)    223,574
      Redemptions of Units             (2,208,965) (4,622,343) (4,158,513)
                                       ----------  ----------  ----------
      Net cash used for financing
       activities                      (2,323,973) (4,779,842) (3,934,939)
                                       ----------  ----------  ----------

      Net increase (decrease) in cash   1,569,201  (7,366,475) (6,236,187)

      Balance at beginning of period   24,902,313  32,268,788  38,504,975
                                       ----------  ----------  ----------
      Balance at end of period         26,471,514  24,902,313  32,268,788
                                       ==========  ==========  ==========

  The accompanying notes are an integral part of these financial statements.

Dean Witter Cornerstone Fund IV

Statements of Cash Flows

                                              For the Years Ended
                                                  December 31,
                                     -------------------------------------
                                        2001         2000         1999
                                     -----------  -----------  -----------
                                         $            $            $
    CASH FLOWS FROM
     OPERATING ACTIVITIES
    Net income (loss)                 14,868,025   13,474,556   (1,367,033)
    Noncash item included in net
     income (loss):
      Net change in unrealized        (3,787,359)  (3,714,497)  (3,108,762)
    (Increase) decrease in operating
     assets:
      Interest receivable
       (Morgan Stanley DW)               266,959      (18,220)      (7,108)
    Increase (decrease) in operating
     liabilities:
      Accrued incentive fees             509,200      842,617   (1,154,685)
      Accrued management fees             18,696      (48,662)     (42,180)
      Accrued administrative
       expenses                           71,662      (53,676)      67,107
                                     -----------  -----------  -----------
    Net cash provided by (used
     for) operating activities        11,947,183   10,482,118   (5,612,661)
                                     -----------  -----------  -----------
    CASH FLOWS FROM
     FINANCING ACTIVITIES
    Offering of Units                     --           29,469       46,268
    Increase (decrease) in
     redemptions payable              (1,109,566)     417,652      766,187
    Redemptions of Units              (7,876,555) (16,861,123) (10,944,681)
                                     -----------  -----------  -----------
    Net cash used for financing
     activities                       (8,986,121) (16,414,002) (10,132,226)
                                     -----------  -----------  -----------

    Net increase (decrease) in cash    2,961,062   (5,931,884) (15,744,887)

    Balance at beginning of period    98,123,780  104,055,664  119,800,551
                                     -----------  -----------  -----------
    Balance at end of period         101,084,842   98,123,780  104,055,664
                                     ===========  ===========  ===========

  The accompanying notes are an integral part of these financial statements.

Dean Witter Cornerstone II

Schedule of Investments

December 31, 2001

Partnership Net Assets: $22,697,736

                                                                          Net
                                                                       Unrealized
                                                  Long        Short      Gain/    Percentage of # of Contracts/
Futures and Forward Contracts:                 Gain/(Loss) Gain/(Loss)   (Loss)    Net Assets   Notional Amounts
------------------------------                 ----------- ----------- ---------- ------------- ----------------
                                                    $           $          $            %
Foreign currency                                  32,124    1,185,197  1,217,321       5.36*     2,668,590,441
Commodity                                       (121,700)     (62,513)  (184,213)     (0.81)               605
Interest rate                                    (14,979)     180,371    165,392       0.73                536
Equity                                            15,154         (725)    14,429       0.06                 69
                                                --------    ---------  ---------      -----
   Grand Total:                                  (89,401)   1,302,330  1,212,929       5.34
                                                ========    =========                 =====
   Unrealized Currency Gain                                              326,587
                                                                       ---------
   Total Net Unrealized Gain per Statement of
     Financial Condition                                               1,539,516
                                                                       =========

* No single contract's value exceeds 5% of Net Assets.

The accompanying notes are an integral part of these financial statements.

Dean Witter Cornerstone III

Schedule of Investments

December 31, 2001

Partnership Net Assets: $26,294,061

                                                                                     Net
                                                            Long        Short    Unrealized  Percentage of # of Contracts/
Futures and Forward Contacts:                            Gain/(Loss) Gain/(Loss) Gain/(Loss)  Net Assets   Notional Amounts
-----------------------------                            ----------- ----------- ----------- ------------- ----------------
                                                              $           $           $            %
Foreign currency                                           336,126     696,943    1,033,069       3.93      2,133,875,197
Interest rate                                             (132,338)    (77,123)    (209,461)     (0.80)               783
Commodity                                                 (622,136)   (104,947)    (727,083)     (2.77)               422
Equity                                                      44,181      (2,450)      41,731       0.16                 76
                                                          --------    --------    ---------      -----
   Grand Total:                                           (374,167)    512,423      138,256       0.52
                                                          ========    ========                   =====
   Unrealized Currency Loss                                                         (65,688)
                                                                                  ---------
   Total Net Unrealized Gain per Statement of Financial
     Condition                                                                       72,568
                                                                                  =========

The accompanying notes are an integral part of these financial statements.

Dean Witter Cornerstone IV

Schedule of Investments

December 31, 2001

Partnership Net Assets: $106,610,025

                                                                          Net
                                                                       Unrealized
                                                  Long        Short      Gain/    Percentage of # of Contracts/
Futures and Forward Contracts:                 Gain/(Loss) Gain/(Loss)   (Loss)    Net Assets   Notional Amounts
------------------------------                 ----------- ----------- ---------- ------------- ----------------
                                                    $           $          $            %
Foreign currency                                1,040,742   6,742,624  7,783,366      7.30*      16,819,511,884
                                                                       ---------
   Total Net Unrealized Gain per Statement of
     Financial Condition                                               7,783,366
                                                                       =========

* No single contract's value exceeds 5% of Net Assets.

The accompanying notes are an integral part of these financial statements.

Dean Witter Cornerstone Funds

Notes to Financial Statements

1. Summary of Significant Accounting Policies

Organization--Dean Witter Cornerstone Fund II ("Cornerstone II"), Dean Witter Cornerstone Fund III ("Cornerstone III"), and Dean Witter Cornerstone Fund IV ("Cornerstone IV"), (individually, a "Partnership", or collectively, the "Partnerships") are limited partnerships organized to engage in the speculative trading of futures contracts, options on futures contracts, and forward contracts on foreign currencies and other commodity interests (collectively, "futures interests").

The general partner for each Partnership is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co., Inc. ("MS&Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Demeter, Morgan Stanley DW, MS&Co. and MSIL are wholly-owned subsidiaries of Morgan Stanley Dean Witter & Co.

Effective April 2, 2001, Dean Witter Reynolds Inc. changed its name to Morgan Stanley DW Inc.

Demeter is required to maintain a 1% minimum interest in the equity of each Partnership and income (losses) are shared by Demeter and the limited partners based upon their proportional ownership interests.

Use of Estimates--The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts in the financial statements and related disclosures. Management believes that the estimates utilized in the preparation of the financial statements are prudent and reasonable. Actual results could differ from those estimates.

Revenue Recognition--Futures interests are open commitments until settlement date. They are valued at market on a daily basis and the resulting net change in unrealized gains and losses is reflected in the change in unrealized profit
(loss) on open contracts from one period to the next in the statements of operations. Monthly, Morgan Stanley DW pays each Partnership interest income based upon 80% of its average daily Net Assets at a rate equal to the average yield on 13-week U.S. Treasury bills issued. For purposes of such interest payments to Dean Witter Cornerstone Fund IV, Net Assets do not include monies due the Partnership on futures interests, but not actually received.

Net Income (Loss) per Unit--Net income (loss) per unit of limited partnership interest ("Unit(s)") is computed using the weighted average number of Units outstanding during the period.

Dean Witter Cornerstone Funds

Condensed Schedule of Investments--In March 2001, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position ("SOP") 01-1, "Amendment to the Scope of Statement of Position 95-2, Financial Reporting by Nonpublic Investment Partnerships, to Include Commodity Pools" effective for fiscal years ending after December 15, 2001. Accordingly, commodity pools are now required to include a condensed schedule of investments identifying those investments which constitute more than 5% of Net Assets, taking long and short positions into account separately.

Equity in Futures Interests Trading Accounts--The Partnerships' asset "Equity in futures interests trading accounts," reflected in the statements of financial condition, consists of (A) cash on deposit with Morgan Stanley DW, MS&Co. and MSIL to be used as margin for trading; (B) net unrealized gains or losses on open contracts, which are valued at market and calculated as the difference between original contract value and market value, and (C) net option premiums, which represent the net of all monies paid and/or received for such option premiums.

The Partnerships, in their normal course of business, enter into various contracts with MS&Co. and MSIL acting as their commodity brokers. Pursuant to brokerage agreements with MS&Co. and MSIL, to the extent that such trading results in unrealized gains or losses, these amounts are offset and reported on a net basis on the Partnerships' statements of financial condition.

The Partnerships have offset the fair value amounts recognized for forward contracts executed with the same counterparty as allowable under terms of the master netting agreements with MS&Co., the sole counterparty on such contracts. The Partnerships have consistently applied their right to offset.

Brokerage Commissions and Related Transaction Fees and Costs--Brokerage commissions for each Partnership are accrued at 80% of Morgan Stanley DW's published non-member rates on a half-turn basis. Related transaction fees and costs are accrued on a half-turn basis. Brokerage commissions and transaction fees combined for each Partnership are capped at 13/20 of 1% per month (a 7.8% maximum annual rate) of the adjusted Net Assets allocated to each trading program employed by the Partnerships' trading managers.

Operating Expenses--Each Partnership has entered into an exchange agreement pursuant to which certain common administrative expenses (i.e., legal, auditing, accounting, filing fees and other related expenses) are shared by each of the Partnerships based upon the number of outstanding Units of each Partnership during the month in which such expenses are

Dean Witter Cornerstone Funds
incurred. In addition, the Partnerships incur monthly management fees and may incur incentive fees. Demeter bears all other operating expenses.

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

Effective with the April 30, 2000 monthly closing, the exchange privilege among the Cornerstone funds (a "Series Exchange") was terminated. However, limited partners retained the ability to execute an exchange from a Cornerstone fund into other funds outside the Cornerstone Series (a "Non-Series Exchange") subject to certain restrictions set forth in the applicable limited partnership agreements.

Dissolution of the Partnerships--Each Partnership will terminate on September 30, 2025 regardless of its financial condition at such time, upon a decline in Net Assets to less than $250,000, a decline in the Net Asset Value per Unit to less than $250, or under certain other circumstances defined in each Limited Partnership Agreement.

2. Related Party Transactions

Each Partnership pays brokerage commissions to Morgan Stanley DW as described in Note 1. Each Partnership's cash is on deposit with Morgan Stanley DW, MS&Co. and MSIL in futures interests trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds as described in Note 1.

3. Trading Managers

Demeter, on behalf of each Partnership, retains certain commodity trading managers to make all trading decisions for the

Dean Witter Cornerstone Funds

Partnerships. The trading managers for each Partnership at December 31, 2001 were as follows:

Dean Witter Cornerstone Fund II
 John W. Henry & Company, Inc.
 Northfield Trading L.P.

Dean Witter Cornerstone Fund III
 Sunrise Capital Management, Inc.
 Welton Investment Corporation

Dean Witter Cornerstone Fund IV
 John W. Henry & Company, Inc.
 Sunrise Capital Management, Inc.

Compensation to the trading managers by the Partnerships consists of a management fee and an incentive fee as follows:

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

Incentive Fee--Each Partnership pays an annual incentive fee equal to 15% of the new appreciation in Net Assets, as defined in the Limited Partnership Agreements, as of the end of each annual incentive period ending December 31, except for Dean Witter Cornerstone Fund IV, which pays incentive fees at the end of each annual incentive period ending May 31. New appreciation represents the amount by which Net Assets are increased by profits from futures, forward and options trading that exceed losses after brokerage commissions, management fees, transaction fees and costs and common administrative expenses are deducted. Such incentive fee is accrued in each month in which new appreciation occurs. In those months in which new appreciation is negative, previous accruals, if any, during the incentive period will be reduced. In those instances in which a Limited Partner redeems an investment, the incentive fee (if earned through a redemption date) is to be paid on those redemptions to the trading manager in the month of such redemption.

4. Financial Instruments

The Partnerships trade futures contracts, options on futures contracts, and forward contracts on foreign currencies and other commodity interests. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

Dean Witter Cornerstone Funds

The Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (''SFAS No. 133"). SFAS
No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:

(1)One or more underlying notional amounts or payment provisions;
(2)Requires no initial net investment or a smaller initial net investment than would be required relative to changes in market factors;
(3)Terms require or permit net settlement.

Generally derivatives include futures, forward, swaps or options contracts, and other financial instruments with similar characteristics such as caps, floors and collars.

The net unrealized gains (losses) on open contracts, at December 31 reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest contract maturities are as follows:

Cornerstone II

                   Net Unrealized Gains
                     on Open Contracts          Longest Maturities
               ----------------------------- ------------------------
                           Off-                              Off-
               Exchange- Exchange-             Exchange-   Exchange-
          Year  Traded   Traded      Total     Traded      Traded
          ---- --------- --------- --------- ------------- ----------
                   $         $         $
          2001   374,620 1,164,896 1,539,516 December 2002 March 2002
          2000 2,772,779   494,799 3,267,578 December 2001 March 2001

Cornerstone III

                   Net Unrealized Gains/
                (Losses) on Open Contracts      Longest Maturities
               ----------------------------- ------------------------
                           Off-                              Off-
               Exchange- Exchange-             Exchange-   Exchange-
          Year Traded    Traded      Total      Traded     Traded
          ---- --------- --------- --------- ------------- ----------
                   $         $         $
          2001 (679,746)  752,314     72,568 December 2002 March 2002
          2000 3,576,953  275,878  3,852,831 December 2001 March 2001

Cornerstone IV

                     Net Unrealized Gains
                       on Open Contracts        Longest Maturities
                 ----------------------------- --------------------
                             Off-                          Off-
                 Exchange- Exchange-           Exchange- Exchange-
            Year  Traded    Traded     Total    Traded    Traded
            ---- --------- --------- --------- --------- ----------
                    $          $         $
            2001    --     7,783,366 7,783,366    --     March 2002
            2000    --     3,996,007 3,996,007    --     March 2001

Dean Witter Cornerstone Funds

The Partnerships have credit risk associated with counterparty nonperformance. The credit risk associated with the instruments in which the Partnerships are involved is limited to the amounts reflected in the Partnerships' statements of financial condition.

The Partnerships also have credit risk because Morgan Stanley DW, MS&Co., and MSIL act as the futures commission merchants or the counterparties with respect to most of the Partnerships' assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS&Co. and MSIL, each as a futures commission merchant for each Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission, to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled at December 31, 2001 and 2000 respectively, $21,690,396 and $24,541,050 for Cornerstone II, $25,791,768 and $28,479,266 for Cornerstone III, and $101,084,842 and $98,123,780 for Cornerstone IV. With respect to each Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnerships are at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. Each Partnership has a netting agreement with MS&Co. These agreements, which seek to reduce both the Partnerships' and MS&Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnerships' credit risk in the event of MS&Co.'s bankruptcy or insolvency.

Dean Witter Cornerstone Funds

5. Financial Highlights

Cornerstone II

                                                     PER UNIT:
                                                     ---------
                 NET ASSET VALUE, JANUARY 1, 2001:   $4,419.13
                                                     ---------

                 NET OPERATING RESULTS:
                   Realized Profit                      558.11
                   Unrealized Loss                     (319.45)
                   Interest Income                      119.87
                   Expenses                            (417.27)
                                                     ---------
                   Net Loss                             (58.74)
                                                     ---------

                 NET ASSET VALUE, DECEMBER 31, 2001: $4,360.39
                                                     =========
                   Expense Ratio                          9.8%
                   Net Loss Ratio                       (1.6)%

                 TOTAL RETURN:                          (1.3)%

Cornerstone III

                                                     PER UNIT:
                                                     ---------
                 NET ASSET VALUE, JANUARY 1, 2001:   $3,037.53
                                                     ---------

                 NET OPERATING RESULTS:
                   Realized Profit                      639.10
                   Unrealized Loss                     (422.08)
                   Interest Income                       86.39
                   Expenses                            (295.10)
                                                     ---------
                   Net Income                             8.31
                                                     ---------

                 NET ASSET VALUE, DECEMBER 31, 2001: $3,045.84
                                                     =========
                   Expense Ratio                          9.5%
                   Net Income Ratio                       0.4%

                 TOTAL RETURN:                            0.3%

Cornerstone IV

                                                     PER UNIT:
                                                     ---------
                 NET ASSET VALUE, JANUARY 1, 2001:   $5,373.69
                                                     ---------

                 NET OPERATING RESULTS:
                   Realized Profit                      961.86
                   Unrealized Profit                    213.27
                   Interest Income                      150.31
                   Expenses                            (470.19)
                                                     ---------
                   Net Income                           855.25
                                                     ---------

                 NET ASSET VALUE, DECEMBER 31, 2001: $6,228.94
                                                     =========
                   Expense Ratio                          8.5%
                   Net Income Ratio                      15.2%

                 TOTAL RETURN:                           15.9%

Dean Witter Cornerstone Funds

Notes to Financial Statement--(Concluded)


6. Legal Matters

In April 2001, the Appellate Division of New York State dismissed the class action previously disclosed in the Partnership's Annual Report for the year ended December 31, 2000. Because plaintiffs did not exercise their right to appeal any further, this dismissal constituted a final resolution of the case.

7. Subsequent Event

On February 27, 2002, Dean Witter Cornerstone Fund II and Dean Witter Cornerstone Fund III received notification of a preliminary entitlement to payment from the Sumitomo Copper Litigation Settlement Administrator. Such preliminary award, however, is subject to a court hearing scheduled on April 10, 2002 and is entirely contingent on the court's final approval. Any amount ultimately received will be accounted for in the period received, for the benefit of the limited partners at the date of receipt.

[LOGO] Morgan Stanley                                               PRESORTED
c/o Morgan Stanley Trust Company,                               FIRST CLASS MAIL
Attention: Managed Futures, 7th Floor,                            U.S. POSTAGE
Harborside Financial Center, Plaza Two                                PAID
Jersey City, NJ 07311-3977                                         PERMIT #374
                                                                  LANCASTER, PA
ADDRESS SERVICE REQUESTED


[LOGO] printed on recycled paper