Form 10-Q
period 2002-03-31
WITTER DEAN CORNERSTONE FUND II
filed 2002-05-13
CIK 736999

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2002 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from               to__________________


Commission File Number 0-13298

	DEAN WITTER CORNERSTONE FUND II

	(Exact name of registrant as specified in its charter)


		New York						     13-3212871
(State or other jurisdiction of		   	  (I.R.S. Employer
incorporation or organization)			      Identification No.)

Demeter Management Corporation
c/o Managed Futures Department
825 Third Avenue, 8th Fl., New York, NY		   	  10022
(Address of principal executive offices)	  	     (Zip Code)

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

	March 31, 2002




PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of March 31, 2002
 		(Unaudited) and December 31, 2001..........................2

		Statements of Operations for the Quarters Ended
		March 31, 2002 and 2001 (Unaudited)........................3

		Statements of Changes in Partners' Capital for the
	  Quarters Ended 	March 31, 2002 and 2001 (Unaudited).........4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2002 and 2001 (Unaudited) .......................5

		Notes to Financial Statements (Unaudited)...............6-10

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations.......11-16

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................17-29

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings..................................... 30

Item 6.	Exhibits and Reports on Form 8-K....................30-31









PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER CORNERSTONE FUND II
	STATEMENTS OF FINANCIAL CONDITION

<caption>	  March 31,	     December 31,
                              2002      	    2001
	$	   $
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	19,978,454	21,315,776

	Net unrealized gain on open contracts (MS & Co.)	672,945	1,675,664
	Net unrealized loss on open contracts (MSIL)	     (27,520)	   (136,148)

	Total net unrealized gain on open contracts	     645,425	  1,539,516

	     Total Trading Equity	20,623,879	22,855,292

Due from Morgan Stanley DW	      79,286	53,920
Interest receivable (Morgan Stanley DW)	       25,014	       25,562

	     Total Assets	20,728,179  	22,934,774

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Redemptions payable	157,831	121,671
	Accrued management fees	60,290	66,751
	Accrued administrative expenses	       57,349	       48,616

	     Total liabilities	     275,470	     237,038

Partners' Capital

	Limited Partners (4,962.070 and 5,088.041
	     Units, respectively)	19,979,993	22,185,827
	General Partner (117.400 Units)	     472,716	     511,909

	     Total Partners' Capital	20,452,709	22,697,736

	     Total Liabilities and Partners' Capital	20,728,179	22,934,774

NET ASSET VALUE PER UNIT	    4,026.54	     4,360.39


	The accompanying notes are an integral part of these financial statements.

	DEAN WITTER CORNERSTONE FUND II
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Quarters Ended March 31,

	      2002   	   2001
	    $	   $
REVENUES
	Trading profit (loss):
		Realized	(409,915)	2,225,640
		Net change in unrealized	   (894,091)	   (329,090)

			Total Trading Results 	(1,304,006)	1,896,550

	Interest Income (Morgan Stanley DW)	      74,562  	    237,994

			Total  	(1,229,444)	 2,134,544


EXPENSES

	Brokerage commissions (Morgan Stanley DW)	268,478	328,932
	Management fees	186,531	214,337
	Transaction fees and costs	26,942	28,466
	Administrative expenses	      11,575	      10,873

			Total 	    493,526	    582,608


NET INCOME (LOSS)	(1,722,970)	  1,551,936


NET INCOME (LOSS) ALLOCATION

	Limited Partners	(1,683,777)	1,518,778
	General Partner	(39,193)	33,158


NET INCOME (LOSS) PER UNIT

	Limited Partners	(333.85)                    282.44
	General Partner	(333.85)                    282.44



	The accompanying notes are an integral part of these financial statements.

	DEAN WITTER CORNERSTONE FUND II
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Quarters Ended March 31, 2002 and 2001
	(Unaudited)




	Units of
	Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$

Partners' Capital,
   December 31, 2000	5,586.548	24,168,885	518,806	24,687,691

Net Income	-	1,518,778	33,158	1,551,936

Redemptions	    (86.901)	   (382,662)	      -      	   (382,662)

Partners' Capital,
   March 31, 2001	5,499.647	25,305,001	551,964	25,856,965





Partners' Capital,
	December 31, 2001	5,205.441	22,185,827	511,909	22,697,736

Net Loss	-	(1,683,777)	(39,193)	(1,722,970)

Redemptions	 (125.971)	   (522,057)	      -      	   (522,057)

Partners' Capital,
	March 31, 2002	5,079.470	19,979,993	472,716	20,452,709














The accompanying notes are an integral part of these financial statements.


	DEAN WITTER CORNERSTONE FUND II
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Quarters Ended March 31,

	      2002     	      2001
	    $	      $

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss) 	(1,722,970)	1,551,936
Noncash item included in net income (loss):
		Net change in unrealized	894,091	329,090

(Increase) decrease in operating assets:
		Due from Morgan Stanley DW	(25,366)	(18,379)
		Interest receivable (Morgan Stanley DW)	548	18,382

Increase (decrease) in operating liabilities:
		Accrued management fees	(6,461)	2,756
		Accrued administrative expenses	         8,733	     10,873

Net cash provided by (used for) operating activities	    (851,425)	1,894,658


CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease) in redemptions payable	36,160	(227,052)
Redemptions of Units	    (522,057)	   (382,662)

Net cash used for financing activities	    (485,897)	   (609,714)

Net increase (decrease) in cash	(1,337,322)	1,284,944

Balance at beginning of period	21,315,776	21,768,271

Balance at end of period	19,978,454	23,053,215






	The accompanying notes are an integral part of these financial statements.


DEAN WITTER CORNERSTONE FUND II
NOTES TO FINANCIAL STATEMENTS
March 31, 2002
(Unaudited)

The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Dean Witter Cornerstone Fund II (the "Partnership"). The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2001 Annual Report on Form 10-K.

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

DEAN WITTER CORNERSTONE FUND II
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

International Limited ("MSIL"). Demeter, Morgan Stanley DW, MS & Co. and MSIL are wholly-owned subsidiaries of Morgan Stanley Dean
Witter & Co. The trading managers to the Partnership are Northfield Trading L.P. and John W. Henry & Company, Inc.
(collectively, the "Trading Managers").

2.  Related Party Transactions
The Partnership's cash is on deposit with Morgan Stanley DW, MS & Co. and MSIL in futures, forwards, and options trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds based on current 13-week U.S. Treasury bill rates. The Partnership pays brokerage commissions to Morgan Stanley DW.

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

The net unrealized gains (losses) on open contracts, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest contract maturities were as follows:

DEAN WITTER CORNERSTONE FUND II
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                    Net Unrealized Gains (Losses)
                          On Open Contracts             Longest Maturities

                Exchange-    Off-Exchange-          Exchange-    Off-Exchange-
Date             Traded         Traded      Total    Traded         Traded
                   $              $           $

Mar. 31, 2002	909,812	(264,387)	645,425	Mar. 2003	Jun. 2002
Dec. 31, 2001 	374,620	1,164,896	1,539,516	Dec. 2002	Mar. 2002

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co. and MSIL act as the futures commission merchants or the counterparties with respect to most of the Partnership's assets. Exchange-traded futures contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership's exchange-traded futures contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds

DEAN WITTER CORNERSTONE FUND II
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

held by them with respect to exchange-traded futures contracts, including an amount equal to the net unrealized gains (losses) on all open futures contracts, which funds, in the aggregate, totaled $20,888,266 and $21,690,396 at March 31, 2002 and December 31,
2001, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Liquidity - The Partnership deposits its assets with Morgan Stanley DW as non-clearing broker and MS & Co. and MSIL as clearing brokers in separate futures, forwards, and options trading accounts established for each Trading Manager, which assets are used as margin to engage in trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. The Partnership's assets held by the commodity broker may be used as margin solely for the Partnership's trading. Since the Partnership's sole purpose is to trade in futures, forwards, and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

The Partnership's investment in futures, forwards, and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as "daily price fluctuations limits" or "daily limits". Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership from promptly liquidating its futures or options contracts and result in restrictions on redemptions.

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

Capital Resources. The Partnership does not have, nor expect to have, any capital assets. Redemptions of units of limited partnership interest ("Unit(s)") in the future will affect the amount of funds available for investment in futures, forwards, and options in subsequent periods. It is not possible to estimate the amount and therefore the impact of future redemptions of Units.

Results of Operations
General. The Partnership's results depend on the Trading Managers and the ability of the Trading Managers' trading programs to take advantage of price movements or other profit opportunities in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for the three month periods ended March 31, 2002 and 2001, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Managers trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Managers or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Managers' trading activities on behalf of the Partnership and how the Partnership has performed in the past.

For the Quarter Ended March 31, 2002
For the quarter ended March 31, 2002, the Partnership recorded total trading losses, net of interest income, of $1,229,444 and posted a decrease in net asset value per Unit. The most significant losses of approximately 7.4% were recorded in the currency markets primarily during March from previously established short positions in the Japanese yen relative to the U.S. dollar. The yen strengthened against the dollar following asset repatriation from the U.S. to Japan and a drop in Japan's unemployment rate. Continued strength in the yen through mid March resulted in the establishment of new long positions, however, adding to earlier losses when the value of the yen fell on news that asset repatriation would end with the Japanese fiscal year. Additional losses were recorded in the South African rand from previously established long positions when the rand weakened against the U.S. dollar ahead of growing concerns over Zimbabwe's presidential elections. Smaller losses of approximately 1.6% were recorded in global stock index futures markets in early February from previously established long positions in DAX Index futures when German equity prices declined on telecom sector weakness. Partially offsetting gains of approximately 3.9% were recorded in the energy markets during March from previously established long positions in crude oil as prices continued trending higher following supply concerns and escalating Middle East tensions. Total expenses for the three months ended March 31, 2002 were $493,526, resulting in a net loss of $1,722,970. The net asset value of a Unit decreased from $4,360.39 at December 31, 2001 to $4,026.54 at March 31, 2002.

For the Quarter Ended March 31, 2001
For the quarter ended March 31, 2001, the Partnership recorded total trading revenues, including interest income, of $2,134,544 and posted an increase in net asset value per Unit. The most significant gains of approximately 5.1% were recorded throughout the quarter in the currency markets primarily from short positions in the Japanese yen as the value of the yen weakened relative to the U.S. dollar on concerns for the Japanese economy and in both anticipation of and reaction to the Bank of Japan's decision to reinstate its zero interest rate policy. Gains were also recorded from short positions in the Singapore and Australian dollar as the value of these currencies weakened versus the U.S. dollar during March on concerns regarding the overall economic environment in the Pacific Rim. In the global interest rate futures markets, gains of approximately 4.4% were recorded primarily from long positions in Japanese government bond futures as prices moved higher during January and February amid weak Japanese stock prices and disappointing economic data in that country. Additional gains were recorded from long positions in U.S. and German interest rate futures as prices rose throughout a majority of the quarter amid a rattled stock market, shaky consumer confidence, positive inflation data and the anticipation of additional interest rate cuts by the U.S. Federal Reserve. Smaller gains of approximately 0.8% were recorded throughout the quarter in the soft commodities markets from short positions in cotton futures as prices declined on weak export sales and low demand. A portion of overall Partnership gains for the quarter was offset by losses of approximately 4.4% recorded in the energy markets. During January, losses were recorded primarily from short crude oil futures positions as prices were boosted based on OPEC production cuts and a tightening in U.S. crude oil supplies. Long crude oil futures positions that were established during February experienced additional losses as prices reversed lower on bearish data showing gains in U.S. stockpiles and on signals that a global economic slowdown will hit energy demand. Total expenses for the three months ended March 31, 2001 were $582,608, resulting in net income of $1,551,936. The net asset value of a Unit increased from $4,419.13 at December 31, 2000 to $4,701.57 at March 31, 2001.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Introduction
The Partnership is a commodity pool engaged primarily in the speculative trading of futures, forwards, and options. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership's assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is central, not incidental, to the Partnership's main business activities.

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities. Fluctuations in market risk based upon these factors result in frequent changes in the fair value of the Partnership's open positions, and, consequently, in its earnings and cash flow.

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

The Partnership accounts for open positions on the basis of mark-to-market accounting principles. Any loss in the market value of the Partnership's open positions is directly reflected in the Partnership's earnings, whether realized or unrealized, and its cash flow. Profits and losses on open positions of exchange-traded futures, forwards, and options are settled daily through variation margin.

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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at March 31, 2002 and 2001. At March 31, 2002 and 2001, the Partnership's total capitalization was approximately $20 million and $26 million, respectively.

	Primary Market          March 31, 2002     March 31, 2001
     Risk Category            Value at Risk      Value at Risk

Interest Rate	(1.14)%		  (1.12)%
Currency	(1.06)			  (2.34)
	Equity	(0.73)			  (0.39)
     Commodity	(1.05)			  (0.62)
     Aggregate Value at Risk	(2.18)%		  (2.68)%

Aggregate Value at Risk represents the aggregate VaR of all the Partnership's open positions and not the sum of the VaR of the individual market categories listed above. Aggregate VaR will be lower as it takes into account correlation among different positions and categories.

The table above represents the VaR of the Partnership's open positions at March 31, 2002 and 2001 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from April 1, 2001 through March 31, 2002.

Primary Market Risk Category        High      Low      Average
Interest Rate 	(1.37) %	(0.64) %	(0.96)%

Currency	(2.60)	(1.06)	(1.95)

Equity  	(0.73)	(0.44)	(0.53)

Commodity	(1.08)	(0.64)	(0.89)

Aggregate Value at Risk	(3.02)%	(2.18)%	(2.60)%

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

The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at March 31, 2002 and 2001, and for the end of the four quarterly reporting periods from April 1, 2001 through March 31, 2002. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At March 31, 2002 the Partnership's cash balance at Morgan Stanley DW was approximately 92% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at March 31, 2002, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate. The primary market exposure at March 31, 2002 was to the global interest rate complex. Exposure was primarily spread across the U.S., German and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the United States and the other G-7 countries. The G-7 countries consist of France, U.S., Britain, Germany, Japan, Italy and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g., Australia. Demeter anticipates that G-7 and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Currency. The second largest market exposure of the Partnership at March 31, 2002 was to the currency sector. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. At March 31, 2002, the Partnership's major exposures were to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Equity. The Partnership's equity exposure at March 31, 2002 was to price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At March 31, 2002, the Partnership's primary exposures were to the Hang Seng (China),

DAX (Germany) and NASDAQ?(U.S.) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., European and Japanese indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.

Commodity
Energy. At March 31, 2002, the Partnership's energy exposure was shared primarily by futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from political developments in the Middle East, weather patterns and other economic fundamentals. It is possible that volatility will remain high. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and may continue in this choppy pattern.

Soft Commodities and Agriculturals.  At March 31, 2002, the
Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to the sugar, coffee, corn markets. Supply and demand inequalities, severe weather disruption and market expectations affect price movements in these markets.

Metals. The Partnership's metals exposure at March 31, 2002 was to fluctuations in the price of precious metals, such as gold and silver, and base metals, such as copper. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets. The Trading Managers have, from time to time, taken positions when market opportunities develop. Demeter anticipates that the Partnership will continue to be exposed to the precious and base metals markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at March 31, 2002:

Foreign Currency Balances. The Partnership's primary foreign currency balances at March 31, 2002 were in Hong Kong dollars, Australian dollars, Japanese yen and euros. The Partnership controls the non-trading risk of these balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits

 3.01	Limited Partnership Agreement of the Partnership, dated as
of December 7, 1983, as amended as of May 11, 1984, is incorporated by reference to Exhibit 3.01 of the Partnership's Annual Report on Form 10-K for the fiscal year ended September 30, 1984 (File No. 0-13298).

10.01	Management Agreement among the Partnership, Demeter and
John W. Henry & Company, Inc., dated November 15, 1983, is incorporated by reference to Exhibit 10.03 of the Partnership's Annual Report on Form 10-K for the fiscal year ended September 30, 1984 (File No. 0-13298).

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
Stanley & Co. Incorporated and the Partnership, acknowledged and agreed to by Morgan Stanley DW Inc., dated as of May 1, 2000, is incorporated by reference to
Exhibit 10.02 of the Partnership's Form 8-K (File No. 0-
13298) filed with the Securities and Exchange Commission on November 13, 2001.

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
and Northfield Trading L.P., dated as of November 30,
2000, is incorporated by reference to Exhibit 10.2 of the Partnership's Form 8-K (File No. 0-13298) filed with the
Securities and Exchanged Commission on January 3, 2001.

10.10	Securities Account Control Agreement among the
Partnership, Morgan Stanley & Co. Incorporated, and Morgan
Stanley DW Inc., dated as of May 1, 2000, is incorporated by reference to Exhibit 10.03 of the Partnership's Form 8-
K (File No. 0-13298) filed with the Securities and
Exchange Commission on November 13, 2001.


(B)  Reports on Form 8-K.- None

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




                        Dean Witter Cornerstone Fund II
                          (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

May 13, 2002            By:   /s/ Raymond E. Koch ___________
                              Raymond E. Koch
                              Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.