Form 10-Q
period 2002-06-30
WITTER DEAN CORNERSTONE FUND II
filed 2002-08-12
CIK 736999

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2002 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from               to__________________


Commission File No. 0-13298

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

Registrant's telephone number, including area code (201) 209-8400




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

	June 30, 2002




PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of June 30, 2002
 		(Unaudited) and December 31, 2001..........................2

		Statements of Operations for the Quarters Ended
		June 30, 2002 and 2001 (Unaudited).........................3

		Statements of Operations for the Six Months Ended
		June 30, 2002 and 2001 (Unaudited) ........................4

		Statements of Changes in Partners' Capital for the Six
		Months Ended June 30, 2002 and 2001 (Unaudited)............5

		Statements of Cash Flows for the Six Months Ended
		June 30, 2002 and 2001 (Unaudited) ........................6

		Notes to Financial Statements (Unaudited)...............7-11

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations.......12-21

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................22-35


Part II. OTHER INFORMATION

Item 1.	Legal Proceedings......................................36

Item 6.	Exhibits and Reports on Form 8-K....................36-37









PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER CORNERSTONE FUND II
	STATEMENTS OF FINANCIAL CONDITION
	  June 30,	     December 31,
                  2002      	    2001
	$	   $
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	21,239,344	21,315,776

	Net unrealized gain on open contracts (MS & Co.)	2,563,830	1,675,664
	Net unrealized loss on open contracts (MSIL)	      (89,243)	   (136,148)

	Total net unrealized gain on open contracts	  2,474,587	  1,539,516

	     Total Trading Equity	23,713,931	22,855,292

Due from Morgan Stanley DW	104,778	53,920
Interest receivable (Morgan Stanley DW)	       25,563	       25,562

	     Total Assets	23,844,272	22,934,774

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Redemptions payable	170,854	121,671
	Accrued management fees	69,439	66,751
	Accrued administrative expenses	       36,733	       48,616

	     Total Liabilities	     277,026	     237,038

Partners' Capital

	Limited Partners (4,840.947 and 5,088.041
	     Units, respectively)	23,009,238	22,185,827
	General Partner (117.400 Units)	     558,008	     511,909

	     Total Partners' Capital	23,567,246	22,697,736

	     Total Liabilities and Partners' Capital	23,844,272	22,934,774


NET ASSET VALUE PER UNIT	    4,753.05	     4,360.39

	The accompanying notes are an integral part of these financial statements.



	DEAN WITTER CORNERSTONE FUND II
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Quarters Ended June 30,

	      2002   	   2001
	    $	   $
REVENUES
	Trading profit (loss):
		Realized	2,290,475	(524,573)
		Net change in unrealized	1,829,162	 (1,846,929)

			Total Trading Results 	4,119,637	(2,371,502)

	Interest income (Morgan Stanley DW)	     73,233	    175,362

			Total  	4,192,870	(2,196,140)


EXPENSES

	Brokerage commissions (Morgan Stanley DW)	311,054	316,935
	Management fees	193,000	206,976
	Transaction fees and costs	36,738	30,997
	Administrative expenses	    11,765	      12,663

			Total 	  552,557	    567,571


NET INCOME (LOSS)	3,640,313	  (2,763,711)


NET INCOME (LOSS) ALLOCATION

	Limited Partners	3,555,021	(2,704,614)
	General Partner	85,292	(59,097)


NET INCOME (LOSS) PER UNIT

	Limited Partners	726.51	(503.38)
	General Partner	726.51	(503.38)

	The accompanying notes are an integral part of these financial statements.


	DEAN WITTER CORNERSTONE FUND II
	STATEMENTS OF OPERATIONS
(Unaudited)



	     For the Six Months Ended June 30,

	      2002   	   2001
	    $	   $
REVENUES
	Trading profit (loss):
		Realized	1,880,560	1,701,067
		Net change in unrealized	   935,071	(2,176,019)

			Total Trading Results 	2,815,631	(474,952)

	Interest income (Morgan Stanley DW)	   147,795	    413,356

			Total  	2,963,426	     (61,596)


EXPENSES

	Brokerage commissions (Morgan Stanley DW)	579,532	645,867
	Management fees	379,531	421,313
	Transaction fees and costs	63,680	59,463
	Administrative expenses	     23,340	      23,536

			Total 	1,046,083	 1,150,179


NET INCOME (LOSS)	1,917,343	  (1,211,775)


NET INCOME (LOSS) ALLOCATION

	Limited Partners	1,871,244	(1,185,836)
	General Partner	46,099	(25,939)


NET INCOME (LOSS) PER UNIT

	Limited Partners	392.66	(220.94)
	General Partner	392.66	(220.94)



	The accompanying notes are an integral part of these financial statements.


	DEAN WITTER CORNERSTONE FUND II
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Six Months Ended June 30, 2002 and 2001
	(Unaudited)


	Units of
	Partnership	Limited	General
	   Interest   	Partners	Partner	Total
		$	$	$

Partners' Capital,
   December 31, 2000	5,586.548	24,168,885	518,806	24,687,691

Net Loss	-	(1,185,836)	(25,939)	(1,211,775)

Redemptions	   (169.796)	    (735,381)	      -      	    (735,381)

Partners' Capital,
   June 30, 2001	5,416.752	22,247,668	 492,867	22,740,535





Partners' Capital,
	December 31, 2001	5,205.441	22,185,827	511,909	22,697,736

Net Income	-	1,871,244	46,099	1,917,343

Redemptions	  (247.094)	(1,047,833)	      -      	 (1,047,833)

Partners' Capital,
	June 30, 2002	4,958.347	23,009,238 	 558,008	23,567,246















The accompanying notes are an integral part of these financial statements.



	DEAN WITTER CORNERSTONE FUND II
	STATEMENTS OF CASH FLOWS
(Unaudited)



	    For the Six Months Ended June 30,

	      2002     	      2001
	    $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) 	1,917,343	(1,211,775)
Noncash item included in net income (loss):
	Net change in unrealized	(935,071)	2,176,019

(Increase) decrease in operating assets:
	Due from Morgan Stanley DW	(50,858)	(50,561)
	Interest receivable (Morgan Stanley DW)	(1)	38,913

Increase (decrease) in operating liabilities:
	Accrued management fees	2,688	(6,114)
	Accrued administrative expenses	   (11,883)	     19,895

Net cash provided by operating activities	   922,218 	   966,377


CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease) in redemptions payable	49,183	(143,209)
Redemptions of Units	 (1,047,833)	   (735,381)

Net cash used for financing activities	    (998,650)	   (878,590)

Net increase (decrease) in cash	(76,432)	87,787

Balance at beginning of period	21,315,776 	21,768,271

Balance at end of period	21,239,344 	21,856,058









	The accompanying notes are an integral part of these financial statements.

      -
DEAN WITTER CORNERSTONE FUND II
NOTES TO FINANCIAL STATEMENTS
June 30, 2002
(Unaudited)

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

DEAN WITTER CORNERSTONE FUND II
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

International Limited ("MSIL"). Demeter, Morgan Stanley DW, MS & Co. and MSIL are wholly-owned subsidiaries of Morgan Stanley. The trading managers to the Partnership are Northfield Trading L.P. and John W. Henry & Company, Inc. (collectively, the "Trading Managers").

Effective June 20, 2002 Morgan Stanley Dean Witter & Co. changed its name to Morgan Stanley.

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

DEAN WITTER CORNERSTONE FUND II
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

The market value of contracts is based on closing prices quoted by the exchange, bank or clearing firm through which the contracts are traded.

The Partnership's contracts are accounted for on a trade-date basis and marked to market on a daily basis. The Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:

1)	One or more underlying notional amounts or payment
provisions;
2)	Requires no initial net investment or a smaller initial net
investment than would be required relative to changes in
market factors;
3)	Terms require or permit net settlement.

DEAN WITTER CORNERSTONE FUND II
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Generally derivatives include futures, forward, swaps or options contracts and other financial instruments with similar characteristics such as caps, floors and collars.

The net unrealized gains on open contracts, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest contract maturities were as follows:

                        Net Unrealized Gains
                          On Open Contracts             Longest Maturities

                Exchange-    Off-Exchange-          Exchange-    Off-Exchange-
Date             Traded         Traded      Total    Traded         Traded
                   $              $           $

June 30, 2002	872,431	1,602,156	2,474,587	Jun. 2003	Sep. 2002
Dec. 31, 2001 	374,620	1,164,896	1,539,516	Dec. 2002	Mar. 2002

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

DEAN WITTER CORNERSTONE FUND II
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

Exchange-traded futures contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership's exchange-traded futures contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures contracts, including an amount equal to the net unrealized gains on all open futures contracts, which funds, in the aggregate, totaled $22,111,775 and $21,690,396 at June 30, 2002 and December 31,
2001, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.

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

There are no material trends, events or uncertainties known at the present time that will result in or that are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way.

The Partnership has never had illiquidity affect a material portion of its assets.

The Partnership has no off-balance sheet arrangements, nor contractual obligations or commercial commitments to make future payments that would affect the Partnership's liquidity or capital resources. The contracts traded by the Partnership are accounted for on a trade-date basis and marked to market on a daily basis. The value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day.

Capital Resources. The Partnership does not have, nor expect to have, any capital assets. Redemptions of units of limited partnership interest ("Unit(s)") in the future will affect the amount of funds available for investment in futures, forwards, and options in subsequent periods. It is not possible to estimate the amount and therefore the impact of future redemptions of Units.

There are no known material trends, favorable or unfavorable, nor any expected material changes to the Partnership's capital resource arrangements at the present time.

Results of Operations
General. The Partnership's results depend on the Trading Managers and the ability of the Trading Managers' trading programs to take advantage of price movements or other profit opportunities in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for the three and six month periods ended June 30, 2002 and 2001, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Managers trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Managers or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Managers' trading activities on behalf of the Partnership and how the Partnership has performed in the past.

The Partnership's results of operations are set forth in financial statements prepared in accordance with United States generally accepted accounting principles, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following. The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized profit/loss" for open (unrealized) contracts, and recorded as "Realized profit/loss" when open positions are closed out, and the sum of these amounts constitutes the Partnership's trading revenues. Earned interest income revenue, as well as management fees, incentive fees and brokerage expenses of the Partnership are recorded on an accrual basis. Demeter believes that, based on the nature of the operations of the Partnership, no assumptions other than those presently used relating to the application of critical accounting policies are reasonably plausible that could affect reported amounts.

For the Quarter and Six Months Ended June 30, 2002
For the quarter ended June 30, 2002, the Partnership recorded total trading revenues, including interest income, of $4,192,870 and posted an increase in net asset value per Unit. The most significant gains of approximately 21.7% were recorded in the currency markets primarily during May and June from previously established long positions in the euro, Japanese yen and Swiss franc relative to the U.S. dollar as the value of these currencies strengthened against the dollar amid falling equity prices, concerns regarding corporate accounting integrity and weak U.S. economic data. Additional currency gains were recorded from long positions in the Norwegian krone, Czech koruna and Australian dollar. Losses of approximately 2.3% were recorded in the energy markets primarily during May from previously established long positions in crude oil futures as prices moved lower following supply and demand concerns. Continued weakness in crude oil during June resulted in newly established short futures positions which added to earlier losses as crude oil strengthened over supply and demand concerns and renewed Middle East tensions. Losses of approximately 1.7% were recorded in the agricultural markets from long positions in sugar futures as prices moved lower during June upon news of heavy exports from Brazil. Total expenses for the three months ended June 30, 2002 were $552,557, resulting in net income of $3,640,313. The net asset value of a Unit increased from $4,026.54 at March 31, 2002 to $4,753.05 at June 30, 2002.

For the six months ended June 30, 2002, the Partnership recorded total trading revenues, including interest income, of $2,963,426 and posted an increase in net asset value per Unit. The most significant gains of approximately 12.7% were recorded in the currency markets primarily during May and June from previously established long positions in the euro, Japanese yen and Swiss franc relative to the U.S. dollar as the value of these currencies strengthened against the U.S. dollar amid falling equity prices, concerns regarding corporate accounting integrity and weak U.S. economic data. Currency gains were also recorded from long Australian dollar positions. Additional gains of approximately 1.5% were recorded in the energy markets primarily during March from previously established long positions in crude oil as prices trended higher following supply and demand concerns and escalating Middle East tensions. Losses of approximately 2.8% were recorded in the agricultural markets from long positions in sugar futures as prices moved lower primarily during January and June upon news of heavy exports from Brazil. Losses of approximately 2.4% were recorded in the global interest rate futures markets primarily during April from short positions in European and U.S. interest rate futures as prices moved higher following weakness in U.S. equity markets, geopolitical concerns and uncertainty surrounding a global economic recovery. Total expenses for the six months ended June 30, 2002 were $1,046,083, resulting in net income of $1,917,343. The net asset value of a Unit increased from $4,360.39 at December 31, 2001 to $4,753.05 at June 30, 2002.

For the Quarter and Six Months Ended June 30, 2001
For the quarter ended June 30, 2001, the Partnership recorded total trading losses, net of interest income, of $2,196,140 and posted a decrease in net asset value per Unit. The most significant losses of approximately 3.9% were experienced in the global stock index futures markets primarily during the first half of April from short positions in DAX Index futures as prices reversed higher on renewed hopes that the worst may have been over for badly beaten technology and telecom stocks. During May and June, additional losses were recorded from DAX Index futures positions as prices generally moved in an erratic, directionless pattern on conflicting economic information and investor sentiment. In the currency markets, losses of approximately 2.9% were recorded primarily during April and May from short positions in the Japanese yen as the value of the yen reversed higher versus the U.S. dollar following a surprise interest rate cut by the U.S. Federal Reserve and on optimism that the Japanese government would unveil an emergency package to stimulate that country's ailing economy. During early June, additional losses were incurred from long positions in the Japanese yen as the value of the yen weakened relative to the U.S. dollar on the Bank of Japan's decision to keep its monetary policy unchanged. In the global interest rate futures markets, losses of approximately 2.5% were recorded primarily during April as a portion of previously recorded profits was given back from long positions in U.S. interest rate futures as prices reversed sharply downward, after trending higher earlier this year, when investors deserted fixed income securities in an asset shift to equities.
Additional losses were recorded from short positions in U.S. interest rate futures as prices moved higher in a flurry of flight-to-quality buying spawned by Middle East instability on June 22nd and in anticipation of the Federal Reserve interest rate cut in late June. In the energy markets, losses of approximately 1.7% were incurred throughout a majority of the quarter from crude oil futures positions as a result of volatility in oil prices due to a continually changing outlook for inventory, supply, production and demand. These losses were partially offset by gains of approximately 0.6% recorded in the agricultural markets primarily during May from short corn futures positions as corn prices dropped on forecasts for wet, cool weather conditions in the U.S. midwest and on reports of declining demand. Total expenses for the three months ended June 30, 2001 were $567,571, resulting in a net loss of $2,763,711.
The net asset value of a Unit decreased from $4,701.57 at March 31, 2001 to $4,198.19 at June 30, 2001.

For the six months ended June 30, 2001, the Partnership recorded total trading losses, net of interest income, of $61,596 and posted a decrease in net asset value per Unit. The most significant losses of approximately 6.1% were recorded in the energy markets throughout the first six months of the year from positions in crude oil futures and its related products as a result of volatility in oil prices due to a continually changing outlook for inventory, supply, production and demand. In the global stock index futures markets, losses of approximately 3.3% were experienced primarily during the first half of April from short positions in DAX Index futures as prices reversed higher on renewed hopes that the worst may have been over for badly beaten technology and telecom stocks. During May and June, additional losses were recorded from DAX Index futures positions as prices generally moved in an erratic, directionless pattern on conflicting economic information and investor sentiment. These losses were partially offset by gains of approximately 2.1% recorded in the currency markets throughout a majority of the first quarter from short positions in the Japanese yen as the value of the yen weakened relative to the U.S. dollar on concerns for the Japanese economy and in both anticipation and reaction to the Bank of Japan's decision to reinstate its zero interest rate policy. Additional gains were recorded primarily during March from short positions in the Singapore dollar as its value weakened versus the U.S. dollar on concerns regarding the overall economic environment in the Pacific Rim. In the global interest rate futures markets, gains of approximately 1.8% were recorded primarily during January and February from long positions in Japanese interest rate futures as prices moved higher amid weak Japanese stock prices and disappointing economic data in that country. In the soft commodities markets, gains of approximately 0.5% were recorded throughout the first quarter from short positions in cotton futures as prices declined on weak export sales and low demand. Total expenses for the six months ended June 30, 2001 were $1,150,179, resulting in a net loss of $1,211,775. The net asset value of a Unit decreased from $4,419.13 at December 31, 2000 to $4,198.19 at June 30, 2001.

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

The Partnership's risk exposure in the market sectors traded by the Trading Managers is estimated below in terms of Value at Risk ("VaR"). The VaR model used by the Partnership includes many variables that could change the market value of the Partnership's trading portfolio. The Partnership estimates VaR using a model based upon historical simulation with a confidence level of 99%. Historical simulation involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to price and interest rate risk. Market risks that are incorporated in the VaR model include equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The historical observation period of the Partner-ship's VaR is approximately four years. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days. In other words, one-day VaR for a portfolio is a number such that losses in this portfolio are estimated to exceed the VaR only one day in 100.

VaR is calculated using historical simulation. Demeter uses approximately four years of daily market data (1,000 observations) and revalues its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily 'simulated profit and loss' outcomes. The VaR is the appropriate percentile of this distribution. For example, 99% one-day VaR would represent the 10th worst outcome from Demeter's simulated profit and loss series.

VaR models, including the Partnership's, are continuously evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Managers in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly titled measures used by other companies.

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at June 30, 2002 and 2001. At June 30, 2002 and 2001, the Partnership's total capitalization was approximately $24 million and $23 million, respectively.

	Primary Market           June 30, 2002      June 30, 2001
     Risk Category            Value at Risk      Value at Risk

Currency		(2.38)%		  (2.60)%
Interest Rate		(1.06)		  (0.70)
	Equity		(0.60)		  (0.44)
     Commodity		(0.84)		  (1.08)
     Aggregate Value at Risk		(2.70)%		  (3.01)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The aggregate VaR, listed above for the Partnership, represents the aggregate VaR of the Partnership's open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

The table above represents the VaR of the Partnership's open positions at June 30, 2002 and 2001 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from July 1, 2001 through June 30, 2002.

Primary Market Risk Category        High      Low      Average
Currency	(2.38)%	(1.06)%	(1.91)%

Interest Rate 	(1.37)	(0.64)	(1.05)

Equity  	(0.73)	(0.46)	(0.58)

Commodity	(1.05)	(0.64)	(0.83)

Aggregate Value at Risk	(2.99)%	(2.18)%	(2.56)%

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

The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at June 30, 2002 and 2001, and for the end of the four quarterly reporting periods from July 1, 2001 through June 30, 2002. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At June 30, 2002, the Partnership's cash balance at Morgan Stanley DW was approximately 79% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at June 30, 2002, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency. The primary market exposure of the Partnership at June 30, 2002 was to the currency sector. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. At June 30, 2002, the Partnership's major exposures were to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Interest Rate. The second largest market exposure at June 30, 2002 was to the global interest rate complex. Exposure was primarily spread across the U.S., German and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g. Australia. Demeter anticipates that G-7 and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Equity.	The Partnership's primary equity exposure at June 30,
2002 was to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At June 30, 2002, the Partnership's primary exposures were to the NASDAQ (U.S.), DAX (Germany), and Euro Stoxx 50 (Europe) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S. and Japanese indices.

Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.

Commodity.
Energy. At June 30, 2002, the Partnership's energy exposure was shared primarily by futures contracts in crude oil and its related products, as well as natural gas. Price movements in these markets result from political developments in the Middle East, weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and may continue in this choppy pattern.

Soft Commodities and Agriculturals.  At June 30, 2002, the
Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to the sugar, coffee and corn markets. Supply and demand inequalities, severe weather disruption and market expectations affect price movements in these markets.

Metals. The Partnership's metals exposure at June 30, 2002 was to fluctuations in the price of precious metals, such as gold and silver, and base metals, such as copper. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets. The Trading Managers, from time to time, take positions when market opportunities develop. Demeter anticipates that the Partnership will continue to be exposed to the precious and base metals markets.


Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2002:

Foreign Currency Balances. The Partnership's primary foreign currency balances at June 30, 2002 were in Hong Kong dollars, euros, Japanese yen and British pounds. The
Partnership controls the non-trading risk of these balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits

 3.01	Limited Partnership Agreement of the Partnership, dated as
of December 7, 1983, as amended of May 11, 1984, is incorporated by reference to Exhibit 3.01 of the Partnership's Annual Report on Form 10-K for the fiscal year ended September 30, 1984 (File No. 0-13298).

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

10.09	Amendment to Management Agreement between the Partnership
and Northfield Trading L.P., dated as of November 30,
2000, is incorporated by reference to Exhibit 10.2 of the Partnership's Form 8-K (File No. 0-13298) filed with the
Securities and Exchange Commission on January 3, 2001.

10.10	Securities Account Control Agreement among the
Partnership, Morgan Stanley & Co. Incorporated, and Morgan
Stanley DW Inc., dated as of May 1, 2000, is incorporated by reference to Exhibit 10.03 of the Partnership's Form 8-
K (File No. 0-13298) filed with the Securities and
Exchange Commission on November 13, 2001.

99.01	Certification of Periodic Financial Reports.

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




                        Dean Witter Cornerstone Fund II
                          (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

August 12, 2002         By: ________________________________
                              Raymond E. Koch
                              Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Dean Witter Cornerstone Fund II (the "Partnership") on Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert E. Murray, President, Demeter Management Corporation, general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of section
13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.








By:	  /s/	Robert E. Murray

Name:		Robert E. Murray
Title:	Chairman of the Board and President

Date:		August 12, 2002

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Dean Witter Cornerstone Fund II (the "Partnership") on Form 10-Q for the period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Raymond E. Koch, Chief Financial Officer, Demeter Management Corporation, general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(3)	The Report fully complies with the requirements of section
13(a) or 15(d) of the Securities Exchange Act of 1934; and
(4)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.








By:	  /s/	Raymond E. Koch

Name:		Raymond E. Koch
Title:	Chief Financial Officer

Date:		August 12, 2002