Form 10-Q
period 2003-06-30
WITTER DEAN CORNERSTONE FUND II
filed 2003-08-11
CIK 736999

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2003 or

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	June 30, 2003




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of June 30, 2003
		(Unaudited) and December 31, 2002 ........................ 2

		Statements of Operations for the Quarters Ended
		June 30, 2003 and 2002 (Unaudited) ....................... 3

		Statements of Operations for the Six Months Ended
		June 30, 2003 and 2002 (Unaudited) ....................... 4

		Statements of Changes in Partners? Capital for the
		Six Months Ended June 30, 2003 and 2002 (Unaudited) ...... 5

		Statements of Cash Flows for the Six Months Ended
		June 30, 2003 and 2002 (Unaudited) ....................... 6

		Notes to Financial Statements (Unaudited) ............. 7-11

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations ..... 12-21

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk ....................................... 22-34

Item 4.	Controls and Procedures .............................. 35


Part II. OTHER INFORMATION

Item 1.	Legal Proceedings .................................... 36

Item 5.	Other Information .................................... 36

Item 6.	Exhibits and Reports on Form 8-K .................. 36-38





       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER CORNERSTONE FUND II
	STATEMENTS OF FINANCIAL CONDITION

<caption>	June 30,	December 31,
	        2003        	        2002
	$	$
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	25,591,657	21,702,438

	Net unrealized gain (loss) on open contracts (MSIL)	(258,926)	       423,825
	Net unrealized gain (loss) on open contracts (MS&Co.)	   (1,206,144)	  1,627,315

	Total net unrealized gain (loss) on open contracts	   (1,465,070)	  2,051,140

	     Total Trading Equity	24,126,587	23,753,578

Due from Morgan Stanley DW	62,889	107,236
Interest receivable (Morgan Stanley DW)	         16,122	       18,316

	     Total Assets                                                                             24,205,598	23,879,130

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Accrued incentive fees	163,968	40,483
	Redemptions payable	116,301	236,692
	Accrued management fees	70,466	69,501
	Accrued administrative expenses	      45,802	       50,546

	     Total Liabilities	     396,537	     397,222

Partners' Capital

	Limited Partners (4,489.314 and
	     4,613.758 Units, respectively)	23,287,391	22,899,223
	General Partner (100.567 and
	     117.400 Units, respectively)	       521,670	     582,685

	     Total Partners' Capital	   23,809,061	23,481,908

	     Total Liabilities and Partners' Capital	  24,205,598	23,879,130


NET ASSET VALUE PER UNIT	     5,187.29	    4,963.25

	The accompanying notes are an integral part of these financial statements.

       <table>	DEAN WITTER CORNERSTONE FUND II
	STATEMENTS OF OPERATIONS
(Unaudited)





				  For the Quarters Ended June 30,

				     2003     	     2002
				$	$

REVENUES
	Trading profit (loss):
		Realized	1,060,624	2,290,475
		Net change in unrealized	   (1,343,839)	1,829,162

			Total Trading Results 	(283,215)	4,119,637

	Interest income (Morgan Stanley DW)	         54,390	     73,233

			Total	      (228,825)	4,192,870


EXPENSES

	Brokerage commissions (Morgan Stanley DW)	377,387	311,054
	Management fees	221,890	193,000
	Transaction fees and costs	25,884	36,738
	Administrative expenses	15,024	     11,765
	Incentive fees	    (138,510)                                ?

			Total	     501,675	   552,557

NET INCOME (LOSS)	   (730,500)	3,640,313


NET INCOME (LOSS) ALLOCATION

	Limited Partners	(714,488)	3,555,021
	General Partner	(16,012)	85,292


NET INCOME (LOSS) PER UNIT

	Limited Partners	(159.22)	726.51
	General Partner	(159.22)	726.51


	The accompanying notes are an integral part of these financial statements.

	DEAN WITTER CORNERSTONE FUND II
	STATEMENTS OF OPERATIONS
(Unaudited)





				  For the Six Months Ended June 30,

				     2003    	     2002
				$	$

REVENUES
	Trading profit (loss):
		Realized	5,917,516	1,880,560
		Net change in unrealized	    (3,516,210)	  935,071

			Total Trading Results 	2,401,306	2,815,631

	Interest income (Morgan Stanley DW)	        113,896	  147,795

			Total	    2,515,202	2,963,426


EXPENSES

	Brokerage commissions (Morgan Stanley DW)	719,933	579,532
	Management fees	450,040	379,531
	Incentive fees	171,862	-
	Transaction fees and costs	55,342	63,680
	Administrative expenses	      30,242	    23,340

			Total	  1,427,419	1,046,083

NET INCOME 	   1,087,783	1,917,343


NET INCOME ALLOCATION

	Limited Partners	1,058,798	1,871,244
	General Partner	28,985	46,099


NET INCOME PER UNIT

	Limited Partners	224.04	392.66
	General Partner	224.04	392.66

	The accompanying notes are an integral part of these financial statements.

       <table>	DEAN WITTER CORNERSTONE FUND II
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Six Months Ended June 30, 2003 and 2002
	(Unaudited)




			                                                               Units of
			                                                            Partnership	 Limited	     General
			                                                              Interest    	     Partners   	          Partner    	     Total
					$	      $	 $
Partners? Capital,
   December 31, 2001	                                         5,205.441	        22,185,827	       511,909	22,697,736

Net Income	?    	1,871,244	46,099	1,917,343

Redemptions	  (247.094)	 (1,047,833)	       ?     	 (1,047,833)

Partners? Capital,
	June 30, 2002	4,958.347	23,009,238	558,008	23,567,246





Partners? Capital,
	December 31, 2002	                                      4,731.158	      22,899,223	582,685	23,481,908

Net Income	?    	           1,058,798	28,985	1,087,783

Redemptions	  (141.277)	   (670,630)	  (90,000)	 (760,630)

Partners? Capital,
	June 30, 2003	     4,589.881	      23,287,391	521,670	23,809,061











The accompanying notes are an integral part of these financial statements.

        <table>	DEAN WITTER CORNERSTONE FUND II
	STATEMENTS OF CASH FLOWS
(Unaudited)



				   For the Six Months Ended June 30,

				      2003      	      2002
				$	$

CASH FLOWS FROM OPERATING ACTIVITIES
Net income 	1,087,783	1,917,343
Noncash item included in net income:
	Net change in unrealized	3,516,210                          (935,071)

(Increase) decrease in operating assets:
	Due from Morgan Stanley DW	44,347                           (50,858)
	Interest receivable (Morgan Stanley DW)	2,194                                    (1)

Increase (decrease) in operating liabilities:
	Accrued incentive fees	123,485	-
	Accrued management fees	965	2,688
	Accrued administrative expenses	     (4,744)	      (11,883)

Net cash provided by operating activities	 4,770,240	     922,218


CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease) in redemptions payable	(120,391)	49,183
Redemptions of Units	   (760,630)	 (1,047,833)

Net cash used for financing activities	   (881,021)	    (998,650)

Net increase (decrease) in cash	3,889,219	(76,432)

Balance at beginning of period	 21,702,438	21,315,776

Balance at end of period	25,591,657	21,239,344









	The accompanying notes are an integral part of these financial statements.



       DEAN WITTER CORNERSTONE FUND II
NOTES TO FINANCIAL STATEMENTS
June 30, 2003
(Unaudited)

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

1.  Organization
Dean Witter Cornerstone Fund II is a New York limited partnership organized to engage in the speculative trading of futures contracts, options on futures contracts and forward contracts on foreign currencies and other commodity interests. The Partnership is one of the Dean Witter Cornerstone Funds, comprised of the Partnership, Dean Witter Cornerstone Fund III, and Dean Witter Cornerstone Fund IV.

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

The Partnership?s contracts are accounted for on a trade-date basis and marked to market on a daily basis. The Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial Accounting Standards No. 133, ?Accounting for Derivative Instruments and Hedging Activities? (?SFAS No. 133?). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:

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

                  Net Unrealized Gains (Losses)
                        On Open Contracts                Longest Maturities

                Exchange-  Off-Exchange-             Exchange-  Off-Exchange-
Date             Traded       Traded       Total      Traded      Traded
                   $            $            $

Jun. 30, 2003	(970,756)   (494,314)	  (1,465,070)	Jun. 2004    Sep. 2003
Dec. 31, 2002  1,077,589     973,551	    2,051,140		Dec. 2003    Mar. 2003

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

Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $24,620,901 and $22,780,027 at June 30, 2003 and December 31, 2002, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership?s and MS & Co.?s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS & Co.?s bankruptcy or insolvency.


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

The Partnership has never had illiquidity affect a material portion of its assets. Furthermore, there are no material trends, demands, commitments, events or uncertainties known at the present time that will result in, or that are reasonably likely to result in, the Partnership?s liquidity increasing or decreasing in any material way.

Capital Resources. The Partnership does not have, nor expect to have, any capital assets. Redemptions of additional units of limited partnership interest (?Unit(s)?) in the future will affect the amount of funds available for investment in futures, forwards and options in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future redemptions of Units.
       There are no known material trends, favorable or
unfavorable, that would affect, nor any expected material changes to, the Partnership?s capital resource arrangements at the present time. The Partnership has no off-balance sheet arrangements, nor contractual obligations or commercial commitments to make future payments that would affect the Partnership?s liquidity or capital resources. The contracts traded by the Partnership are accounted for on a trade-date basis and marked to market on a daily basis. The value of futures contracts is the settlement price on the exchange on which that futures contract is traded on a particular day and the value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day.

Results of Operations
General. The Partnership?s results depend on the Trading Managers and the ability of the Trading Managers? trading programs to take advantage of price movements or other profit opportunities in the futures, forwards, and options markets. The following presents a summary of the Partnership?s operations for the three and six month periods ended June 30, 2003 and 2002, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Managers trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Managers or will be profitable in the future. Consequently, the results of operations of the Partnership
       are difficult to discuss other than in the context of the
Trading Managers? trading activities on behalf of the Partnership and how the Partnership has performed in the past.

The Partnership?s results of operations set forth in the financial statements on pages 2 through 11 of this report were prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized profit/loss? for open (unrealized) contracts, and recorded as ?Realized profit/loss? when open positions are closed out, and the sum of these amounts constitutes the Partnership?s trading revenues. Interest income revenue, as well as management fees, incentive fees and brokerage commissions expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.


       For the Quarter and Six Months Ended June 30, 2003
For the quarter ended June 30, 2003, the Partnership recorded total trading losses, net of interest income, of $228,825 and posted a decrease in net asset value per Unit. The most significant losses of approximately 2.4% were recorded in the metals markets, primarily during June, from long positions in gold futures as prices declined in response to the rise of the U.S. dollar. Elsewhere in the metals markets, short positions in copper, nickel, and aluminum futures generated losses during May as prices reversed higher, buoyed by a rebound in U.S. equity prices and hopes for increased industrial demand. Losses of approximately 1.1% were recorded in the agricultural markets primarily during May from long positions in coffee futures as prices reversed lower on technically-based factors. Elsewhere in the agricultural markets, losses were experienced during June from short positions in cotton futures as increased exports and weather-related supply concerns forced prices higher. In the energy markets, losses of approximately 0.9% were recorded primarily during May from short futures positions in crude oil as prices moved higher amid supply concerns and renewed fears concerning security at Middle Eastern refining facilities. A portion of the Partnership?s overall losses for the quarter was offset by gains of approximately 1.4% recorded in the global stock index markets during April and May from long positions in U.S. stock index futures as prices increased due to investors
       focusing on positive comments and profits by technology companies instead of weak economic data and geopolitical concerns. Additional gains in the global stock index futures markets were recorded during June from long positions in Japanese stock index futures as prices rallied amid increased foreign demand for Japanese equities. Smaller gains of approximately 0.4% were experienced in the global interest rate markets from long positions in U.S. interest rate futures primarily during May as prices trended higher amid speculation of an interest rate cut by the U.S. Federal Reserve and lingering doubts concerning a global economic recovery. Total expenses for the three months ended June 30, 2003 were $501,675, resulting in a net loss of $730,500. The net asset value of a Unit decreased from $5,346.51 at March 31, 2003 to $5,187.29 at June 30, 2003.

For the six months ended June 30, 2003, the Partnership recorded total trading revenues, including interest income, of $2,515,202 and posted an increase in net asset value per Unit. In the energy markets, gains of approximately 3.7% were recorded primarily during January and February from long positions in natural gas futures as prices trended higher in response to prolonged frigid temperatures in the northeastern and midwestern United States. Additional gains of approximately 3.0% were established in the global interest rate markets during January, February and May from long positions in U.S. and European
       interest rate futures as prices trended higher amid
continued uncertainty in the global equity markets and investor demand for fixed income investments. In the currency markets, gains of approximately 1.3% were experienced primarily during January, February and April from long positions in the euro and Australian dollar versus the U.S. dollar as the value of these currencies strengthened versus the U.S. dollar amid uncertainty regarding the Bush Administration?s economic policy, renewed fears of potential terrorist attacks against American interests, and investor preference for non-U.S. dollar denominated assets. Additional gains of approximately 1.1% were recorded in the global stock index markets from long positions in European stock index futures as prices strengthened amid the release of positive economic data and expectations for a U.S. interest rate cut. A portion of the Partnership?s overall gains was offset by losses of approximately 2.3% recorded in the metals markets from positions in gold and silver futures as precious metals prices experienced short-term volatility throughout a majority of the first half of the year. Smaller losses of approximately 0.9% were experienced in the agricultural futures markets during May from long positions in coffee futures as prices reversed lower on technically-based factors, and from short positions in wheat futures as prices moved higher amid news that continued hot-dry weather in the midwest was hurting crops. Total expenses for the six months ended June 30, 2003 were $1,427,419, resulting in net
       income of $1,087,783.  The net asset value of a Unit
increased from $4,963.25 at December 31, 2002 to $5,187.29 at June 30, 2003.

For the Quarter and Six Months Ended June 30, 2002
For the quarter ended June 30, 2002, the Partnership recorded total trading revenues, including interest income, of $4,192,870 and posted an increase in net asset value per Unit. The most significant gains of approximately 21.7% were recorded in the currency markets primarily during May and June from previously established long positions in the euro, Japanese yen and Swiss franc relative to the U.S. dollar as the value of these currencies strengthened against the dollar amid falling equity prices, concerns regarding corporate accounting integrity and weak U.S. economic data. Additional currency gains were recorded from long positions in the Norwegian krone, Czech koruna and Australian dollar. Losses of approximately 2.3% were recorded in the energy markets primarily during May from previously established long positions in crude oil futures as prices moved lower following supply and demand concerns. Continued weakness in crude oil during June resulted in newly established short futures positions which added to earlier losses as crude oil strengthened over supply and demand concerns and renewed Middle East tensions. Losses of approximately 1.7% were recorded in the agricultural markets from long positions in sugar futures as prices moved lower during June upon news of heavy exports from Brazil. Total expenses for the
       three months ended June 30, 2002 were $552,557, resulting in net income of $3,640,313. The net asset value of a Unit increased from $4,026.54 at March 31, 2002 to $4,753.05 at June 30, 2002.

For the six months ended June 30, 2002, the Partnership recorded total trading revenues, including interest income, of $2,963,426 and posted an increase in net asset value per Unit. The most significant gains of approximately 12.7% were recorded in the currency markets primarily during May and June from previously established long positions in the euro, Japanese yen and Swiss franc relative to the U.S. dollar as the value of these currencies strengthened against the U.S. dollar amid falling equity prices, concerns regarding corporate accounting integrity and weak U.S. economic data. Currency gains were also recorded from long Australian dollar positions. Additional gains of approximately 1.5% were recorded in the energy markets primarily during March from previously established long positions in crude oil as prices trended higher following supply and demand concerns and escalating Middle East tensions. Losses of approximately 2.8% were recorded in the agricultural markets from long positions in sugar futures as prices moved lower primarily during January and June upon news of heavy exports from Brazil. Losses of approximately 2.4% were recorded in the global interest rate futures markets primarily during April from short positions in European and U.S. interest rate futures as prices moved higher following weakness in U.S. equity markets, geopolitical concerns and uncertainty surrounding
       a global economic recovery. Total expenses for the six months ended June 30, 2002 were $1,046,083, resulting in net income of $1,917,343. The net asset value of a Unit increased from $4,360.39 at December 31, 2001 to $4,753.05 at June 30, 2002.
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

The Partnership?s total market risk is influenced by a wide variety of factors, including the diversification among the Partnership?s open positions, the volatility present within the markets, and the liquidity of the markets. At different times, each of these factors may act to increase or decrease the market risk associated with the Partnership.
       The Partnership?s past performance is not necessarily indicative of its future results. Any attempt to numerically quantify the Partnership?s market risk is limited by the uncertainty of its speculative trading. The Partnership?s speculative trading may cause future losses and volatility (i.e., ?risk of ruin?) that far exceed the Partnership?s experience to date or any reasonable expectations based upon historical changes in market value.

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

The Partnership accounts for open positions on the basis of mark-to-market accounting principles. Any loss in the market value of the Partnership?s open positions is directly reflected in the Partnership?s earnings, whether realized or unrealized, and its cash flow. Profits and losses on open positions of exchange-traded futures, forwards, and options are settled daily through variation margin.

The Partnership?s risk exposure in the market sectors traded by the Trading Managers is estimated below in terms of Value at Risk (?VaR?). The VaR model used by the Partnership includes many variables that could change the market value of the Partnership?s trading portfolio. The Partnership estimates VaR using a model based upon historical simulation with a confidence level of 99%. Historical simulation involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to price and interest rate risk. Market risks that are incorporated in the VaR model include equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The historical observation period of the Partner-ship?s VaR is approximately four years. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days. In other words, one-day VaR for a portfolio is a number such that losses in this portfolio are estimated to exceed the VaR only one day in 100. VaR typically does not represent the worst case outcome.

       VaR is calculated using historical simulation.  Demeter uses approximately four years of daily market data (1,000 observations) and revalues its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily ?simulated profit and loss? outcomes. The VaR is the appropriate percentile of this distribution. For example, 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

The Partnership?s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange-traded instruments and are also not based on exchange and/or dealer-based margin requirements.

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

The Partnership?s Value at Risk in Different Market Sectors
       The following table indicates the VaR associated with the
Partnership?s open positions as a percentage of total net assets by primary market risk category at June 30, 2003 and 2002. At both June 30, 2003 and 2002, the Partnership?s total capitalization was approximately $24 million.

     Primary Market           June 30, 2003        June 30, 2002
     Risk Category            Value at Risk        Value at Risk

     Currency             	(1.40)%         	   (2.38)%
     Interest Rate                (0.89)         	   (1.06)
     Equity                       (0.64)          	   (0.60)
     Commodity                    (1.65)          	   (0.84)
     Aggregate Value at Risk      (2.43)%            (2.70)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk above represents the VaR of the Partnership?s open positions across all the market categories, and is less than the sum of the VaR(s) for all such market categories due to the diversification benefit across asset classes.

The table above represents the VaR of the Partnership?s open positions at June 30, 2003 and 2002 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership?s only business is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change
       significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership?s high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from July 1, 2002 through June 30, 2003.

Primary Market Risk Category	High	Low	Average
Currency	(2.18)%	(0.75)%	(1.58)%

Interest Rate 	(1.00)	(0.57)	(0.82)

Equity  	(0.64)	(0.34)	(0.47)

Commodity	(1.65)	(0.56)	(1.20)

Aggregate Value at Risk	 (2.67)%	 (1.13)%	 (2.19)%

Limitations on Value at Risk as an Assessment of Market Risk
The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and
15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership to typically be many times the total capitalization of the Partnership.  The value of the Partnership?s open positions thus creates a ?risk of ruin? not usually found in other
investments.  The relative size of the positions held may cause the Partnership to incur losses greatly in excess of VaR within a
       short period of time, given the effects of the leverage employed and market volatility.  The VaR tables above, as well as the past performance of the Partnership, give no indication of such ?risk of ruin?. In addition, VaR risk measures should be viewed in light of the methodology?s limitations, which include the following:
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

The VaR tables above present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at June 30, 2003 and 2002, and for the end of the four quarterly reporting periods from July 1, 2002 through June 30, 2003. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership?s future financial
       performance or its ability to manage or monitor risk.
There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At June 30, 2003, the Partnership?s cash balance at Morgan Stanley DW was approximately 98% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures - except for (A) those disclosures that are
       statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership?s primary market risk exposures as well as the strategies used and to be used by Demeter and the Trading Managers for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at June 30, 2003, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency. The primary market exposure of the Partnership at June 30, 2003 was to the currency sector. The Partnership?s currency
       exposure is to exchange rate fluctuations, primarily
fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. At June 30, 2003, the Partnership?s exposure was primarily to outright U.S. dollar positions.
Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership?s currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Interest Rate. The second largest market exposure of the Partnership at June 30, 2003 was to the global interest rate complex. Exposure was primarily spread across the U.S., Japanese and European interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7
       countries consist of France, the U.S., Britain, Germany,
Japan, Italy and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g., Australia. Demeter anticipates that the G-7 countries and Australian interest rates will remain the primary interest rate exposures of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Equity. The Partnership?s primary equity exposure at June 30, 2003 was to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At June 30, 2003, the Partnership?s primary exposures were to the MIB 30 (Italy), NASDAQ (U.S.) and S&P 500 (U.S.) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S. and European stock indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being ?whipsawed? into numerous small losses.

Commodity.
Energy. At June 30, 2003, the Partnership?s energy exposure was shared primarily by futures contracts in crude oil and its related products, and natural gas. Price movements in
       these markets result from political developments in
the Middle East, weather patterns and other economic fund-amentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in price resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Metals. The Partnership?s metals exposure at June 30, 2003 was to fluctuations in the price of precious metals, such as gold and silver, and base metals, such as copper, nickel, aluminum and zinc. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets. The Trading Managers, from time to time, take positions when market opportunities develop and Demeter anticipates that the Partnership will continue to do so.

Soft Commodities and Agriculturals. At June 30, 2003, the Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to the sugar, corn, cocoa and cotton markets. Supply and demand inequalities, severe weather disruptions and market expectations affect price movements in these markets.

       Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2003:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at June 30, 2003 were in euros, Hong Kong dollars and Japanese yen. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

Item 4.	CONTROLS AND PROCEDURES
   (a)	As of the end of the period covered by this quarterly
report, the President and Chief Financial Officer of the general partner, Demeter, have evaluated the effectiveness of the Partnership?s disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

   (b)	There have been no significant changes in the
Partnership?s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.




       PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
None.

Item 5.  OTHER INFORMATION
Changes in Management. The following changes have been made to the Board of Directors and Officers of Demeter:

Mr. Robert E. Murray resigned the position of Chairman of the Board of Directors of Demeter.

Mr. Jeffrey A. Rothman, President and Director of Demeter, was named Chairman of the Board of Directors of Demeter.

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

10.09	Amendment to Management Agreement between the Partnership
and Northfield Trading L.P., dated as of November 30,
2000, is incorporated by reference to Exhibit 10.2 of the Partnership?s Form 8-K (File No. 0-13298) filed with the
Securities and Exchange Commission on January 3, 2001.

10.10	Securities Account Control Agreement among the
Partnership, Morgan Stanley & Co. Incorporated, and Morgan
Stanley DW Inc., dated as of May 1, 2000, is incorporated by reference to Exhibit 10.03 of the Partnership?s Form 8-
K (File No. 0-13298) filed with the Securities and
Exchange Commission on November 13, 2001.

31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership, pursuant to rules 13(a)-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the Partnership, pursuant to rules 13(a)-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.

32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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




                        Dean Witter Cornerstone Fund II
                          (Registrant)

                        By: Demeter Management Corporation
                            (General Partner)

August 11, 2003         By: /s/Jeffrey D. Hahn
                               Jeffrey D. Hahn
                               Director and Chief Financial Officer







The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.