Form 10-Q
period 2003-09-30
WITTER DEAN CORNERSTONE FUND II
filed 2003-11-12
CIK 736999

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2003 or

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	September 30, 2003




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of September 30, 2003
		(Unaudited) and December 31, 2002 ........................ 2

		Statements of Operations for the Quarters Ended
		September 30, 2003 and 2002 (Unaudited) .................. 3

		Statements of Operations for the Nine Months Ended
		September 30, 2003 and 2002 (Unaudited) .................. 4

		Statements of Changes in Partners' Capital for the Nine Months Ended September 30, 2003 and 2002 (Unaudited). 5

		Statements of Cash Flows for the Nine Months Ended
		September 30, 2003 and 2002 (Unaudited) .................. 6

		Notes to Financial Statements (Unaudited) ............. 7-11

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations ..... 12-21

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk ....................................... 22-34

Item 4.	Controls and Procedures .............................. 35


Part II. OTHER INFORMATION

Item 1.	Legal Proceedings .................................... 36

Item 5.	Other Information .................................... 36

Item 6.	Exhibits and Reports on Form 8-K .................. 36-38





       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER CORNERSTONE FUND II
	STATEMENTS OF FINANCIAL CONDITION
	September 30,	December 31,
	        2003        	        2002
	$	$
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	21,243,775	21,702,438

	Net unrealized gain on open contracts (MS&Co.)	      977,966	  1,627,315
	Net unrealized gain on open contracts (MSIL)	      148,968	      423,825

	Total net unrealized gain on open contracts	    1,126,934	  2,051,140

	     Total Trading Equity	22,370,709	23,753,578

Due from Morgan Stanley DW	83,415	107,236
Interest receivable (Morgan Stanley DW)	         14,366	       18,316
Prepaid incentive fees	          9,462	                           -

	     Total Assets	  22,477,952	23,879,130

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Redemptions payable	189,581	236,692
	Accrued management fees	65,386	69,501
	Accrued administrative expenses	        50,373	       50,546
	Accrued incentive fees	                         -        	       40,483

	     Total Liabilities	      305,340	     397,222

Partners' Capital

	Limited Partners (4,406.392 and
	     4,613.758 Units, respectively)	21,677,859	22,899,223
	General Partner (100.567 and
	     117.400 Units, respectively)	       494,753	     582,685

	     Total Partners' Capital	  22,172,612	23,481,908

	     Total Liabilities and Partners' Capital	  22,477,952	23,879,130

NET ASSET VALUE PER UNIT	      4,919.64	    4,963.25

	The accompanying notes are an integral part of these financial statements.

       <table>	DEAN WITTER CORNERSTONE FUND II
	STATEMENTS OF OPERATIONS
(Unaudited)




				  For the Quarters Ended September 30,

				     2003     	     2002
				$	$

REVENUES
	Trading profit (loss):
		Realized	(3,430,271)	3,239,605
		Net change in unrealized	 2,592,004	(1,255,278)
				(838,267)	1,984,327
	Proceeds from Litigation Settlement	                         -            	     76,613

			Total Trading Results 	(838,267)	2,060,940

	Interest income (Morgan Stanley DW)	      43,461	     80,667

			Total	   (794,806)	2,141,607


EXPENSES

	Brokerage commissions (Morgan Stanley DW)	353,638	293,147
	Management fees	204,880	213,107
	Transaction fees and costs	25,872	32,973
	Administrative expenses	        9,622	     15,928
	Incentive fees	    (171,862)	   128,115

			Total	    422,150	   683,270

NET INCOME (LOSS)	 (1,216,956)	1,458,337


NET INCOME (LOSS) ALLOCATION

	Limited Partners	(1,190,039)	1,423,592
	General Partner	(26,917)	34,745


NET INCOME (LOSS) PER UNIT

	Limited Partners	(267.65)	295.95
	General Partner	(267.65)	295.95

	The accompanying notes are an integral part of these financial statements.

       <table>
	DEAN WITTER CORNERSTONE FUND II
	STATEMENTS OF OPERATIONS
(Unaudited)




				  For the Nine Months September 30,

				     2003    	     2002
				$	$

REVENUES
	Trading profit (loss):
		Realized	2,487,245	5,120,165
		Net change in unrealized	   (924,206)	  (320,207)
				1,563,039	4,799,958
	Proceeds from Litigation Settlement	          -      	     76,613

			Total Trading Results 	1,563,039	4,876,571

	Interest income (Morgan Stanley DW)	     157,357	   228,462

			Total	  1,720,396	5,105,033


EXPENSES

	Brokerage commissions (Morgan Stanley DW)	1,073,571	872,679
	Management fees	654,920	592,638
	Transaction fees and costs	81,214	96,653
	Administrative expenses	      39,864	     39,268
	Incentive fees	           -     	   128,115

			Total	 1,849,569	1,729,353

NET INCOME (LOSS)	   (129,173)	3,375,680


NET INCOME (LOSS) ALLOCATION

	Limited Partners	(131,241)	3,294,836
	General Partner	2,068	80,844


NET INCOME (LOSS) PER UNIT

	Limited Partners	(43.61)	688.61
	General Partner	(43.61)	688.61

<fn>	The accompanying notes are an integral part
	of these financial statements.

       <table>	DEAN WITTER CORNERSTONE FUND II
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Nine Months Ended September 30, 2003 and 2002
	(Unaudited)




			                                                               Units of
			                                                            Partnership	 Limited	     General
			                                                              Interest    	     Partners   	          Partner    	     Total
					$	      $	 $
Partners' Capital,
   December 31, 2001	5,205.441	22,185,827	511,909	22,697,736

Net Income	-	3,294,836	80,844	3,375,680

Redemptions	  (349.907)	 (1,557,828)	     -      	 (1,557,828)

Partners' Capital,
	September 30, 2002	4,855.534	23,922,835	592,753	24,515,588





Partners' Capital,
	December 31, 2002	4,731.158	22,899,223	582,685	23,481,908

Net Loss		-	(131,241)	2,068	(129,173)

Redemptions	  (224.199)	 (1,090,123)	  (90,000)	 (1,180,123)

Partners' Capital,
	September 30, 2003	4,506.959	21,677,859	494,753	22,172,612














The accompanying notes are an integral part of these financial statements.

       <table>	DEAN WITTER CORNERSTONE FUND II
	STATEMENTS OF CASH FLOWS
(Unaudited)



				   For the Nine Months Ended September 30,

				            2003      	      2002
				     $	$


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	(129,173)	3,375,680
Noncash item included in net income (loss):
	Net change in unrealized	924,206	320,207

(Increase) decrease in operating assets:
	Due from Morgan Stanley DW	23,821	(30,026)
	Interest receivable (Morgan Stanley DW)	3,950	(1,334)
	Prepaid incentive fees	(9,462)	-

Increase (decrease) in operating liabilities:
	Accrued management fees	(4,115)	5,902
	Accrued administrative expenses	(173)	(8,417)
	Accrued incentive fees	      (40,483)	       128,115

Net cash provided by operating activities	     768,571	  3,790,127


CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease) in redemptions payable	(47,111)	148,014
Redemptions of Units	  (1,180,123)	 (1,557,828)

Net cash used for financing activities	  (1,227,234)	 (1,409,814)

Net increase (decrease) in cash	(458,663)	2,380,313

Balance at beginning of period	 21,702,438	21,315,776

Balance at end of period	 21,243,775	23,696,089




	The accompanying notes are an integral part of these financial statements.

       DEAN WITTER CORNERSTONE FUND II
NOTES TO FINANCIAL STATEMENTS
September 30, 2003
(Unaudited)

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

       DEAN WITTER CORNERSTONE FUND II
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Demeter, Morgan Stanley DW, MS & Co. and MSIL are wholly-owned subsidiaries of Morgan Stanley. The trading managers to the Partnership are Northfield Trading L.P. and John W. Henry &
Company, Inc. (individually, a "Trading Manager", or collectively, the "Trading Managers").

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

                       Net Unrealized Gains
                        On Open Contracts                Longest Maturities

                Exchange-  Off-Exchange-             Exchange-  Off-Exchange-
Date             Traded       Traded       Total      Traded      Traded
                   $            $            $

Sep. 30, 2003	415,326	711,608	1,126,934	Dec. 2004	Dec. 2003
Dec. 31, 2002	1,077,589	973,551	2,051,140	Dec. 2003	Mar. 2003

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.



The Partnership also has credit risk because Morgan Stanley DW, MS & Co. and MSIL act as the futures commission merchants or the counterparties with respect to most of the Partnership's assets. Exchange-traded futures and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co. and MSIL, each as a futures commission merchant for the Partnership's exchange-traded futures and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading
       DEAN WITTER CORNERSTONE FUND II
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gains on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $21,659,101 and $22,780,027 at September 30, 2003 and December 31, 2002, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains on open forward contracts be segregated, however, MS & Co. and Morgan Stanley DW will make daily settlements of losses as needed. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.


       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

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

The Partnership's investment in futures, forwards and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as "daily price fluctuations limits" or "daily limits". Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no
       trading.  These market conditions could prevent the
Partnership from promptly liquidating its futures or options contracts and result in restrictions on redemptions.

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

Capital Resources. The Partnership does not have, nor expect to have, any capital assets. Redemptions of additional units of limited partnership interest ("Unit(s)") in the future will affect the amount of funds available for investment in futures, forwards and options in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future redemptions of Units.
       There are no known material trends, favorable or
unfavorable, that would affect, and no expected material changes to, the Partnership's capital resource arrangements at the present time. The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments that would affect its liquidity or capital resources. The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The value of futures contracts is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day.

Results of Operations
General. The Partnership's results depend on the Trading Managers and the ability of each Trading Manager's trading programs to take advantage of price movements or other profit opportunities in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for the three and nine month periods ended September 30, 2003 and 2002, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Managers trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Managers or will be profitable in the future. Consequently, the results of operations of the Partnership
       are difficult to discuss other than in the context of the
Trading Managers' trading activities on behalf of the Partnership and how the Partnership has performed in the past.

The Partnership's results of operations set forth in the financial statements on pages 2 through 11 of this report were prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized profit/loss" for open (unrealized) contracts, and recorded as "Realized profit/loss" when open positions are closed out, and the sum of these amounts constitutes the Partnership's trading revenues. Interest income revenue, as well as management fees, incentive fees and brokerage commissions expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.


       For the Quarter and Nine Months Ended September 30, 2003
For the quarter ended September 30, 2003, the Partnership recorded total trading losses, net of interest income, of $794,806 and posted a decrease in net asset value per Unit. The most significant losses of approximately 3.1% were recorded in the agricultural markets, primarily during August, from long sugar futures positions as prices reversed sharply lower in response to speculative selling and weak volume. Additional losses were recorded from positions in cotton futures during July and August as prices moved without consistent direction. Losses of approximately 1.6% were experienced in the currency markets from long positions in the British pound and Australian dollar relative to the U.S. dollar during July as the value of the U.S. dollar increased amid expectations for a recovery of the U.S. economy following an optimistic outlook unveiled by U.S. Federal Reserve Chairman Alan Greenspan, negative economic data out of Australia and the United Kingdom, and narrowing interest rate differentials between the U.S. and these countries. Currency losses were recorded in September from short positions in the British pound and the euro versus the U.S. dollar as the pound's value strengthened after speculation that Britain would raise interest rates while the value of the euro moved higher on fears that the U.S. economic recovery was unsustainable and concerns regarding the potential impact of a statement by the G-7 countries supporting "more flexible exchange rates." The G-7
       countries consist of France, the U.S., Britain, Germany,
Japan, Italy and Canada. In the energy markets, losses of approximately 1.4% were experienced primarily in September from short positions in crude oil futures after prices reversed sharply higher amid news that OPEC would move to reduce production in an effort to stem falling oil prices. Other losses of approximately 1.0% were incurred in the global interest rate futures markets during September from short positions in U.S. interest rate futures as prices reversed higher amid falling global equity prices outside the U.S. and investor demand for safe haven investments. A portion of the Partnership's overall losses for the third quarter was offset by gains of approximately 0.7% in the global stock index markets, primarily during August, from long positions in Asian stock index futures as Asian equity prices drew strength from robust Japanese economic data and overall strength in U.S. equity markets. In the metals markets, gains of approximately 0.7% were experienced during July and September from long positions in nickel and copper futures as prices trended higher amid renewed optimism concerning a U.S. economic recovery and hopes for an increase in industrial production. Total expenses for the three months ended September 30, 2003 were $422,150, resulting in a net loss of $1,216,956.
The net asset value of a Unit decreased from $5,187.29 at June 30, 2003 to $4,919.64 at September 30, 2003.

       For the nine months ended September 30, 2003, the
Partnership recorded total trading revenues, including interest income, of $1,720,396 and after expenses, posted a decrease in net asset value per Unit. The most significant gains of approximately 2.2% were recorded in the energy markets, primarily during January and February, from long positions in natural gas futures as prices jumped sharply higher amid fears that extremely cold weather in the U.S. northeast and midwest could further deplete already diminished supplies. In the global interest rate markets, gains of approximately 2.0% were recorded primarily during February and May from long positions in U.S. interest rate futures as prices trended higher amid speculation of an interest rate cut by the U.S. Federal Reserve and lingering doubts concerning a global economic recovery. Additional gains of approximately 1.8% were experienced in the global stock index markets from long positions in Asian stock index futures during June and August as Asian equity prices drew strength from robust Japanese economic data and rising prices in the U.S. equity markets. A portion of the Partnership's overall gains for the first nine months of the year was offset by losses of approximately 4.0% recorded in the agricultural markets from positions in cotton futures during August and September as prices moved without consistent direction. Additional losses were recorded during May and September from long positions in coffee futures as prices reversed lower on speculative selling and news
       of increased supply. In the metals markets, losses of approximately 1.6% were recorded from positions in gold and silver futures as precious metals prices experienced short-term volatile price movements throughout a majority of the first half of the year amid an inconsistent outlook for the U.S. economy. Total expenses for the nine months ended September 30, 2003 were $1,849,569, resulting in a net loss of $129,173. The net asset value of a Unit decreased from $4,963.25 at December 31, 2002 to $4,919.64 at September 30, 2003.

For the Quarter and Nine Months Ended September 30, 2002
For the quarter ended September 30, 2002, the Partnership recorded total trading revenues, including interest income, of $2,141,607 and posted an increase in net asset value per Unit. The most significant gains of approximately 7.7% were recorded in the global interest rate markets from previously established long positions in U.S., European, and Japanese interest rate futures, as prices trended higher throughout the quarter due to investors seeking a safe haven from falling equity prices and increased pessimism regarding a global economic recovery. Additional gains of approximately 3.1% were recorded in the global stock index markets, primarily during July and September, from short positions in European, U.S., and Japanese stock index futures as prices weakened amid suspicions regarding corporate accounting practices and global political and economic uncertainty. In the energy markets, gains of approximately 2.2% were recorded, primarily during August and September, from long positions in crude oil futures and its related products as prices trended higher on the increasing possibility of military action against Iraq. A portion of the Partnership's overall gains was offset by losses of approximately 6.0% in the currency markets from previously established long positions in the euro, Swiss franc, and Japanese yen relative to the U.S. dollar as these currencies weakened against the dollar due to the emphasis on a "strong dollar" policy by the Bush Administration during July and the persistence of trendless price activity during August and September. On February 27, 2002, the Partnership received notification of a preliminary entitlement to payment from the Sumitomo Copper Litigation Settlement Administrator. The Partnership received payment of this settlement award in the amount of $76,613 as of August 30, 2002. Total expenses for the three months ended September 30, 2002 were $683,270, resulting in net income of $1,458,337. The net asset value of a Unit increased from $4,753.05 at June 30, 2002 to $5,049.00 at September 30,
2002.

For the nine months ended September 30, 2002, the Partnership recorded total trading revenues, including interest income, of $5,105,033 and posted an increase in net asset value per Unit.
The most significant gains of approximately 5.9% were recorded in the currency markets, primarily during May and June, from previously established long positions in the euro, Norwegian krone, and Swiss franc relative to the U.S. dollar as the value
       of these currencies strengthened against the dollar amid falling U.S. equity prices and increased tensions in the Israeli-Palestinian conflict. Gains of approximately 5.2% were recorded from long positions in the global interest rate futures markets as prices trended higher during a majority of the second and third quarters due to uncertainty regarding a global economic recovery. In the energy markets, gains of approximately 3.8% were recorded from long positions in crude oil futures and its related products as prices moved higher during March, August, and September due to escalating tensions in the Middle East. Additional gains of approximately 2.6% were recorded in the global stock index markets from short positions in U.S.,
Japanese, and European stock index futures as prices trended lower during July and August due to suspicions regarding
corporate accounting practices and weak economic data. A portion of the Partnership's overall gains was offset by losses of approximately 2.8% in the agricultural markets primarily from positions in sugar and coffee futures as prices moved without consistent direction amid supply and demand concerns. Total expenses for the nine months ended September 30, 2002 were $1,729,353, resulting in net income of $3,375,680. The net asset value of a Unit increased from $4,360.39 at December 31, 2001 to $5,049.00 at September 30, 2002.
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

The futures, forwards and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities. Fluctuations in market risk based upon these factors result in frequent changes in the fair value of the Partnership's open positions, and consequently in its earnings and cash flow.

The Partnership's total market risk is influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership's open positions, the volatility present within the markets, and the liquidity of the markets. At different times, each of these factors may act to
       increase or decrease the market risk associated with the
Partnership.

The Partnership's past performance is not necessarily indicative of its future results. Any attempt to numerically quantify the Partnership's market risk is limited by the uncertainty of its speculative trading. The Partnership's speculative trading may cause future losses and volatility (i.e., "risk of ruin") that far exceed the Partnership's experience to date or any reasonable expectations based upon historical changes in market value.

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

The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of the Partnership's open positions is directly reflected in the Partnership's earnings, whether realized or unrealized, and its cash flow. Profits and losses on open positions of exchange-
       traded futures, forwards, and options are settled daily through variation margin.

The Partnership's risk exposure in the market sectors traded by the Trading Managers is estimated below in terms of Value at Risk ("VaR"). The VaR model used by the Partnership includes many variables that could change the market value of the Partnership's trading portfolio. The Partnership estimates VaR using a model based upon historical simulation with a confidence level of 99%. Historical simulation involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to price and interest rate risk. Market risks that are incorporated in the VaR model include equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The historical observation period of the Partner-ship's VaR is approximately four years. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days. In other words, one-day VaR for a portfolio is a number such that losses for a portfolio are estimated to exceed the VaR only one day in 100. VaR typically does not represent the worst case outcome.

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

The Partnership's VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.

VaR models, including the Partnership's, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Managers in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly titled measures used by other entities.

The Partnership's Value at Risk in Different Market Sectors
       The following table indicates the VaR associated with the
Partnership's open positions as a percentage of total net assets by primary market risk category at September 30, 2003 and 2002. At September 30, 2003 and 2002, the Partnership's total capitalization was approximately $22 million and $25 million, respectively.

Primary Market		     September 30, 2003    September 30, 2002
Risk Category       	   Value at Risk         Value at Risk

Currency                  	     (2.46)%                (1.97)%
Interest Rate                  (0.95)                 (1.00)
Equity                         (0.40)                 (0.46)
Commodity                      (1.57)                 (1.22)
Aggregate Value at Risk        (3.19)%                (2.51)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents the VaR of the Partnership's open positions across all the market categories, and is less than the sum of the VaR(s) for all such market categories due to the diversification benefit across asset classes.

The table above represents the VaR of the Partnership's open positions at September 30, 2003 and 2002 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the only business of the Partnership is the speculative trading of futures, forwards,
       and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from October 1, 2002 through September 30, 2003.

Primary Market Risk Category	High	       Low	      Average
Currency	(2.46)%	   (0.75)%	    (1.70)%

Interest Rate 	(0.95)	   (0.57)  	   (0.81)

Equity  	(0.64)	   (0.34)	     (0.45)

Commodity	(1.65)	   (0.56)	     (1.29)

Aggregate Value at Risk	(3.19)%	   (1.13)%	    (2.36)%

Limitations on Value at Risk as an Assessment of Market Risk
The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and
15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership to typically be many times the total capitalization of the Partnership.  The value of the Partnership's open positions thus creates a "risk of ruin" not typically found in other investments. The relative size of the positions held may cause
       the Partnership to incur losses greatly in excess of VaR within a short period of time, given the effects of the leverage employed and market volatility. The VaR tables above, as well as the past performance of the Partnership, give no indication of such "risk of ruin". In addition, VaR risk measures should be viewed in light of the methodology's limitations, which include the following:
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

The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at September 30, 2003 and 2002, and for the four quarter-end reporting periods from October 1, 2002 through September 30, 2003. Since VaR is based on historical data, VaR
       should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion (approximately 94% as of September 30, 2003) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership's market-sensitive instruments, in relation to the Partnership's net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures
       The following qualitative disclosures regarding the
Partnership's market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Managers for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at September 30, 2003, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

       Currency.  The primary market exposure of the Partnership at September 30, 2003 was to the currency sector. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. At September 30, 2003, the Partnership's primary exposure was to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Interest Rate. The second largest market exposure of the Partnership at September 30, 2003 was to the global interest rate complex. Exposure was primarily spread across the Japanese, U.S. and European interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership's profitability. The
       Partnership's interest rate exposure is generally to
interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g., Australia. Demeter anticipates that the G-7 countries and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Equity. The third largest market exposure of the Partnership at September 30, 2003 was to the global stock index sector, primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At September 30, 2003, the Partnership's primary exposures were to the NASDAQ (U.S.), DAX (Germany) and Euro Stoxx 50 (Europe) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S. and European stock indices. Static markets would not cause major market changes but, would make it difficult for the Partnership to avoid trendless price movements resulting in numerous small losses.

Commodity.
       Energy.  At September 30, 2003 the Partnership's
energy exposure was shared primarily by futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals.
Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in price resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Soft Commodities and Agriculturals. At September 30, 2003, the Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to the coffee, sugar and cotton markets. Supply and demand inequalities, severe weather disruptions and market expectations affect price movements in these markets.

Metals. The Partnership's metals exposure at September 30, 2003 was to fluctuations in the price of precious metals, such as gold and silver, and base metals, such as copper, nickel, aluminum and zinc. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets. The Trading Managers, from time to time, take positions when
       market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Qualitative Disclosures Regarding Non-Trading Risk Exposure The following was the only non-trading risk exposure of the Partnership at September 30, 2003:
Foreign Currency Balances. The Partnership's primary foreign currency balances at September 30, 2003 were in Hong Kong dollars, euros and Japanese yen. The Partnership controls the non-trading risk of these balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

       Demeter monitors and controls the risk of the Partnership's non-trading instrument, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Managers.

Item 4.	CONTROLS AND PROCEDURES
   (a)	As of the end of the period covered by this quarterly
report, the President and Chief Financial Officer of the general partner, Demeter, have evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

   (b)	There have been no significant changes in the
Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.




       PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
None.

Item 5.  OTHER INFORMATION
Management. The following individuals were named to the Board of Directors of Demeter in the quarter ended March 31, 2003 and were subsequently confirmed as principals of Demeter by the National
Futures Association:

Mr. Douglas J. Ketterer was confirmed as a principal of Demeter by the National Futures Association on October 27, 2003.

Mr. Jeffrey S. Swartz was confirmed as a principal of Demeter by the National Futures Association on October 23, 2003.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits


 3.01	Limited Partnership Agreement of the Partnership, dated
December 7, 1983, as amended May 11, 1984, is incorporated by reference to Exhibit 3.01 of the Partnership's Annual
Report on Form 10-K for the fiscal year ended September
30, 1984 (File No. 0-13298).

10.01	Management Agreement among the Partnership, Demeter and
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

10.09	Amendment to Management Agreement between the Partnership
and Northfield Trading L.P., dated as of November 30,
2000, is incorporated by reference to Exhibit 10.2 of the
       Partnership's Form 8-K (File No. 0-13298) filed
with the Securities and Exchange Commission on January 3,
2001.


10.10	Securities Account Control Agreement among the
Partnership, Morgan Stanley & Co. Incorporated, and Morgan
Stanley DW Inc., dated as of May 1, 2000, is incorporated by reference to Exhibit 10.03 of the Partnership's Form 8-
K (File No. 0-13298) filed with the Securities and
Exchange Commission on November 13, 2001.

31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership, pursuant to rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the Partnership, pursuant to rules 13a-15(e) and 15d-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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




                        Dean Witter Cornerstone Fund II
                          (Registrant)

                        By: Demeter Management Corporation
                            (General Partner)

November 14, 2003       By: /s/Jeffrey D. Hahn
                               Jeffrey D. Hahn
                               Chief Financial Officer







The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.