Form 10-Q
period 2004-03-31
WITTER DEAN CORNERSTONE FUND II
filed 2004-05-11
CIK 736999

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2004 or

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


Indicate by check-mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes             No     X


       <table>	DEAN WITTER CORNERSTONE FUND II

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	March 31, 2004




PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of March 31, 2004
		(Unaudited) and December 31, 2003 ........................ 2

		Statements of Operations for the Quarters Ended
		March 31, 2004 and 2003 (Unaudited) ...................... 3

		Statements of Changes in Partners' Capital for the
		Quarters Ended March 31, 2004 and 2003 (Unaudited) ........4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2004 and 2003 (Unaudited) .......................5

		Notes to Financial Statements (Unaudited) ............. 6-10

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations ..... 11-17

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk ....................................... 18-30

Item 4.	Controls and Procedures .............................. 30


Part II. OTHER INFORMATION

Item 1.	Legal Proceedings .................................... 31

Item 6.	Exhibits and Reports on Form 8-K .................. 31-33





       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER CORNERSTONE FUND II
	STATEMENTS OF FINANCIAL CONDITION
	March 31,	December 31,
	        2004        	        2003
	$	$
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	21,689,574	20,927,464

	Net unrealized gain on open contracts (MS&Co.)	      150,844	  796,998
	Net unrealized gain (loss) on open contracts (MSIL)	   (104,989)	      501,462

	     Total net unrealized gain on open contracts	       45,855	    1,298,460

	     Total Trading Equity	21,735,429	22,225,924

Due from Morgan Stanley DW	75,438	62,699
Interest receivable (Morgan Stanley DW)	               14,284	       13,072
Prepaid incentive fees	          2,250                                    -

	     Total Assets	  21,827,401	   22,301,695

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

Redemptions payable	139,000	141,402
Accrued management fees	63,531	64,913
Accrued administrative expenses	        43,308	         45,971

   Total Liabilities	       245,839	         252,286

Partners' Capital

Limited Partners (4,235.454 and
     4,325.789 Units, respectively)	21,081,013	21,548,446
General Partner (100.567 Units)	       500,549	        500,963

	     Total Partners' Capital	    21,581,562	    22,049,409

	     Total Liabilities and Partners' Capital	     21,827,401	     22,301,695


NET ASSET VALUE PER UNIT	          4,977.27	           4,981.39

	The accompanying notes are an integral part of these financial statements.

       <table> 	DEAN WITTER CORNERSTONE FUND II
	STATEMENTS OF OPERATIONS
(Unaudited)




				  For the Quarters Ended March 31,

				     2004     	     2003
				$	$
REVENUES
	Trading profit (loss):
		Realized	1,744,597	4,856,892
		Net change in unrealized	   (1,252,605)	  (2,172,371)

			Total Trading Results 	491,992	2,684,521

	Interest income (Morgan Stanley DW)	         42,497	        59,506

			Total	        534,489	    2,744,027


EXPENSES

	Brokerage commissions (Morgan Stanley DW)	306,261	342,546
	Management fees	197,769	228,150
	Transaction fees and costs	22,606	29,458
	Common administrative expenses	        12,000	     15,218
	Incentive fees	           -     	     310,372

			Total	     538,636	     925,744

NET INCOME (LOSS)	         (4,147)	   1,818,283


NET INCOME (LOSS) ALLOCATION

	Limited Partners	(3,733)	1,773,286
	General Partner	(414)	44,997


NET INCOME (LOSS) PER UNIT

	Limited Partners	(4.12)	383.26
	General Partner	(4.12)	383.26



	The accompanying notes are an integral part of these financial statements.

       <table> 	DEAN WITTER CORNERSTONE FUND II
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Quarters Ended March 31, 2004 and 2003
	(Unaudited)




			                                                               Units of
			                                                            Partnership	 Limited	     General
			                                                              Interest    	     Partners   	          Partner    	     Total
					$	      $	 $
Partners' Capital,
   December 31, 2002	4,731.158	22,899,223	582,685	23,481,908

Net Income	-	1,773,286	44,997	1,818,283

Redemptions	  (87.692)	   (383,849)	 (90,000)	   (473,849)

Partners' Capital,
   March 31, 2003	4,643.466	24,288,660	537,682	24,826,342





Partners' Capital,
   December 31, 2003	4,426.356	21,548,446	500,963	22,049,409

Net Loss	-	(3,733)	(414)	(4,147)

Redemptions	                                                         (90.335)	  (463,700)	                -     	   (463,700)

Partners' Capital,
   March 31, 2004	4,336.021	21,081,013	500,549	21,581,562












The accompanying notes are an integral part of these financial statements.

       <table>	DEAN WITTER CORNERSTONE FUND II
	STATEMENTS OF CASH FLOWS
(Unaudited)



				   For the Quarters Ended March 31,

				            2004      	      2003
				     $	$

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	(4,147)	1,818,283
Noncash item included in net income (loss):
	Net change in unrealized	1,252,605	2,172,371

(Increase) decrease in operating assets:
	Due from Morgan Stanley DW	(12,739)	72,888
	Interest receivable (Morgan Stanley DW)	(1,212)	(1,524)
	Prepaid incentive fees	(2,250)	      -

Increase (decrease) in operating liabilities:
	Accrued management fees	(1,382)	4,766
	Accrued administrative expenses	(2,663)	(4,499)
	Accrued incentive fees	                     -     	      267,879

Net cash provided by operating activities	  1,228,212	  4,330,164


CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease) in redemptions payable	(2,402)	17,401
Redemptions of Units	    (463,700)	   (473,849)

Net cash used for financing activities	   (466,102)	   (456,448)

Net increase in cash	762,110	3,873,716

Balance at beginning of period	  20,927,464	21,702,438

Balance at end of period	  21,689,574	 25,576,154





	The accompanying notes are an integral part of these financial statements.



       DEAN WITTER CORNERSTONE FUND II
NOTES TO FINANCIAL STATEMENTS
March 31, 2004
(Unaudited)

The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Dean Witter Cornerstone Fund II (the "Partnership"). The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2003 Annual Report on Form 10-K.

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

                    Net Unrealized Gains (Losses)
                         On Open Contracts                Longest Maturities

                Exchange-  Off-Exchange-             Exchange-  Off-Exchange-
Date             Traded       Traded       Total      Traded      Traded
                   $            $            $

Mar. 31, 2004	1,331,414	(1,285,559)	45,855	Mar. 2005	Jun. 2004
Dec. 31, 2003	748,037	550,423	1,298,460	Dec. 2004	Mar. 2004

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

Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures and futures-styled options contracts, which funds, in the aggregate, totaled $23,020,988 and $21,675,501 at March 31, 2004 and December 31, 2003,
respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated, however, MS & Co. and Morgan Stanley DW will make daily settlements of losses as needed. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.


       Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Liquidity. The Partnership deposits its assets with Morgan Stanley DW as non-clearing broker, and MS & Co. and MSIL as clearing brokers in separate futures, forwards and options trading accounts established for each Trading Manager, which assets are used as margin to engage in trading and may be used as margin solely for the Partnership's trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. Since the Partnership's sole purpose is to trade in futures, forwards and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

The Partnership's investment in futures, forwards and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as "daily price fluctuations limits" or "daily limits". Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership
       from promptly liquidating its futures or options contracts and result in restrictions on redemptions.

There is no limitation on daily price moves in trading forward contracts on foreign currencies. The markets for some world currencies have low trading volume and are illiquid, which may prevent the Partnership from trading in potentially profitable markets or prevent the Partnership from promptly liquidating unfavorable positions in such markets, subjecting it to substantial losses. Either of these market conditions could result in restrictions on redemptions. For the periods covered by this report, illiquidity has not materially affected the Partnership's assets.

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

Results of Operations
General. The Partnership's results depend on the Trading Managers and the ability of each Trading Manager's trading programs to take advantage of price movements or other profit opportunities in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for the three month periods ended March 31, 2004 and 2003, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Managers trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Managers or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Managers' trading activities on behalf of the Partnership and how the Partnership has performed in the past. Past performance is not necessarily indicative of future results.

       The Partnership's results of operations set forth in the financial statements on pages 2 through 10 of this report were prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized profit/loss" for open (unrealized) contracts, and recorded as "Realized profit/loss" when open positions are closed out, and the sum of these amounts constitutes the Partnership's trading revenues. The market value of a future contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day. Interest income revenue, as well as management fees, incentive fees and brokerage commissions expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.


       For the Quarter Ended March 31, 2004
The Partnership recorded revenues including interest income totaling $534,489 and expenses totaling $538,636, resulting in a net loss of $4,147 for the quarter ended March 31, 2004. The Partnership's net asset value per Unit decreased from $4,981.39 at December 31, 2003 to $4,977.27 at March 31, 2004.

The most significant trading losses of approximately 9.8% were incurred in the currency markets from short positions in the Japanese yen, South African rand and euro versus the U. S. dollar. Short Japanese yen positions experienced losses during March as the yen reversed higher due to speculation that the Bank of Japan was relaxing its efforts to weaken the yen. Short euro positions suffered losses also during March as expectations for an interest rate reduction by the European Central Bank dissipated. During February, short positions in the South African rand produced losses as the value of the rand reversed upwards following the release of positive South African economic data. A portion of the Partnership's overall losses for the quarter was offset by gains of approximately 3.3% recorded in the global interest rate markets. Long positions in U.S. and European interest rate futures benefited from the January release of weak U.S. economic data and February comments from global central banks regarding non-inflationary economic environments. Additional gains of approximately 2.5% were recorded in the energy markets, primarily during February, from long futures positions in crude oil and its related products as low market
       supply, falling inventory levels and production cut
announcements from OPEC caused prices to increase. Profits of approximately 2.5% were also achieved within the metals markets, primarily from long futures positions in base metals, such as copper, aluminum and zinc. Industrial metals prices rose higher amid a declining U.S. dollar and increased demand from Asia. During March, long futures positions in silver supplied gains as prices for the precious metal trended consistently higher amid central bank demand triggered by lower currency values. In the agricultural markets, gains of approximately 1.9% were generated from long futures positions in corn, soybeans and soybean related products. Growing U.S. exports and heightened demand from Asia pushed prices for these commodities higher during the quarter.

For the Quarter Ended March 31, 2003
The Partnership recorded revenues including interest income totaling $2,744,027 and expenses totaling $925,744, resulting in net income of $1,818,283 for the quarter ended March 31, 2003. The Partnership's net asset value per Unit increased from $4,963.25 at December 31, 2002 to $5,346.51 at March 31, 2003.

The most significant trading gains of approximately 4.6% were recorded in the energy markets during January and February from long positions in natural gas futures as prices increased sharply due to prolonged frigid temperatures in the northeastern and midwestern U.S. Elsewhere in the energy markets, long futures
       positions in crude oil and its related products resulted in gains as prices trended higher during January and February amid the looming threat of a Coalition-led war against Iraq and an overall decline in inventories. Additional gains of approximately 2.6% were recorded in the global interest rate markets from long positions in U.S., Japanese, and European interest rate futures as prices trended higher during January and February as investors continued to seek the safe haven of fixed income investments in response to continued uncertainty in the global equity markets. Gains of approximately 1.9% were recorded in the currency markets primarily from long positions in the euro, Australian dollar, and South African rand relative to the U.S. dollar as the value of these currencies strengthened versus the dollar amid weak U.S. economic data and the fear of military action against Iraq. A portion of the Partnership's overall gains was offset by losses of approximately 0.3% recorded in the global stock index markets from long positions in U.S. stock index futures as equity prices declined during January and February amid continued political and economic uncertainty.
       Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK
Introduction
The Partnership is a commodity pool engaged primarily in the speculative trading of futures, forwards and options. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership's assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is inherent to the primary business activity of the Partnership.

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

The Partnership's total market risk may increase or decrease as it is influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership's open
       positions, the volatility present within the markets, and the liquidity of the markets.
The Partnership's past performance is not necessarily indicative of its future results. Any attempt to numerically quantify the Partnership's market risk is limited by the uncertainty of its speculative trading. The Partnership's speculative trading may cause future losses and volatility (i.e., "risk of ruin") that far exceed the Partnership's experience to date or any reasonable expectations based upon historical changes in market value.

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

       The Partnership's risk exposure in the market sectors traded by the Trading Managers is estimated below in terms of Value at Risk ("VaR"). The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in
100. VaR typically does not represent the worst case outcome. Demeter uses approximately four years of daily market data (1,000 observations) and revalues its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily "simulated profit and loss" outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter's simulated profit and loss series.

The Partnership's VaR computations are based on the risk representation of the underlying benchmark for each instrument or
       contract and do not distinguish between exchange and non-
exchange dealer-based instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.
VaR models, including the Partnership's, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Managers in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly titled measures used by other entities.

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at March 31, 2004 and 2003. At March 31, 2004 and 2003, the Partnership's total capitalization was approximately $22 million and $25 million, respectively.

Primary Market		        March 31, 2004       March 31, 2003
Risk Category       	   Value at Risk         Value at Risk

Currency                       (1.53)%               (0.74)%
Interest Rate                  (0.83)                (0.57)
Equity                         (0.81)                (0.34)
Commodity                      (2.03)                (0.56)
Aggregate Value at Risk        (2.37)%               (1.13)%

       The VaR for a market category represents the one-day
downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents the VaR of the Partnership's open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day, which could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from April 1, 2003 through March 31, 2004.

Primary Market Risk Category	High	       Low	      Average
Currency	(2.50)%	  (1.40)%	(1	.97)%

Interest Rate 	(0.96)	  (0.83)	      (0.91)

Equity  	(0.87)	  (0.40)	      (0.68)

Commodity	(2.03)	  (1.57)	      (1.74)

Aggregate Value at Risk	(3.32)%	  (2.37)%	     (2.83)%

Limitations on Value at Risk as an Assessment of Market Risk
       The face value of the market sector instruments held by the
Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and
15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership to typically be many times the total capitalization of the Partnership. The value of the Partnership's open positions thus creates a "risk of ruin" not typically found in other investments. The relative size of the positions held may cause the Partnership to incur losses greatly in excess of VaR within a short period of time, given the effects of the leverage employed and market volatility. The VaR tables above, as well as the past performance of the Partnership, give no indication of such "risk of ruin". In addition, VaR risk measures should be viewed in light of the methodology's limitations, which include the following:
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

The VaR tables provided present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at March 31, 2004 and 2003, and for the four quarter-end reporting periods from April 1, 2003 through March 31, 2004. VaR is not necessarily representative of the Partnership's historic risk, nor should it be used to predict the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion (approximately 95% as of March 31, 2004) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates would result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership's market-sensitive instruments, in relation to the Partnership's net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership's market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Managers for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other
       factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at March 31, 2004, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency. The primary market exposure of the Partnership at March 31, 2004 was to the currency sector. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership's primary exposure at March 31, 2004 was to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

       Interest Rate.  The second largest market exposure of the
Partnership at March 31, 2004 was to the global interest rate sector. Exposure was primarily spread across the Japanese, U.S. and European interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g., Australia. Demeter anticipates that the G-7 countries and Australian interest rates will remain the primary interest rate exposures of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Equity. The third largest market exposure of the Partnership at March 31, 2004 was to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At March 31, 2004, the Partnership's primary exposures were to the NASDAQ (U.S.), DAX
       (Germany) and Euro Stoxx 50 (Europe) stock indices.  The
Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S. and European stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Commodity.
Energy. At March 31, 2004, the Partnership's energy exposure was primarily to futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in price resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Metals. The Partnership's metals exposure at March 31, 2004 was to fluctuations in the price of precious metals, such as gold and silver, and base metals, such as copper, nickel, aluminum and zinc. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets. The Trading Managers, from time to time, take positions when market
       opportunities develop, and Demeter anticipates that
the Partnership will continue to do so.

Soft Commodities and Agriculturals.  At March 31, 2004, the
Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to the cotton, sugar, coffee, cocoa and corn markets. Supply and demand inequalities, severe weather disruptions and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at March 31, 2004:

Foreign Currency Balances. The Partnership's primary foreign currency balances at March 31, 2004 were in Hong Kong dollars, Japanese yen and euros. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Managers, separately, attempt to manage the risk of the Partnership's open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership's assets among different Trading Managers, each of whose strategies focus
       on different market sectors and trading approaches, and by monitoring the performance of the Trading Managers daily. In addition, the Trading Managers establish diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

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




       PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
None.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits


 3.01	Limited Partnership Agreement of the Partnership, dated
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
Stanley & Co. Incorporated and the Partnership, and acknowledged and agreed to by Morgan Stanley DW Inc., dated as of May 1, 2000, is incorporated by reference to
Exhibit 10.02 of the Partnership's Form 8-K (File No. 0-
       13298) filed with the Securities and Exchange
Commission on November 13, 2001.

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

(B)  Reports on Form 8-K

On April 14, 2004 the Partnership filed the Current Report on Form 8-K for the purpose of reporting, under Item 5, changes made to the Board of Directors of Demeter.

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




                        Dean Witter Cornerstone Fund II
                          (Registrant)

                        By: Demeter Management Corporation
                            (General Partner)

May 17, 2004            By: /s/Jeffrey D. Hahn
                               Jeffrey D. Hahn
                               Chief Financial Officer







The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.