Form 10-Q
period 2004-06-30
WITTER DEAN CORNERSTONE FUND II
filed 2004-08-16
CIK 736999

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2004 or

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	June 30, 2004




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of June 30, 2004
		(Unaudited) and December 31, 2003 ........................ 2

		Statements of Operations for the Quarters Ended
		June 30, 2004 and 2003 (Unaudited)........................ 3

		Statements of Operations for the Six Months
		Ended June 30, 2004 and 2003 (Unaudited).................. 4

		Statements of Changes in Partners' Capital for the
		Six Months Ended June 30, 2004 and 2003 (Unaudited) .......5

		Statements of Cash Flows for the Six Months Ended
		June 30, 2004 and 2003 (Unaudited) ........................6

		Notes to Financial Statements (Unaudited) ............. 7-11

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations ..... 12-23

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk ....................................... 24-36

Item 4.	Controls and Procedures ............................36-37


PART II. OTHER INFORMATION

Item 5.	Other Information ..................................38-39

Item 6.	Exhibits and Reports on Form 8-K .................. 40-41






       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
	DEAN WITTER CORNERSTONE FUND II
	STATEMENTS OF FINANCIAL CONDITION

	June 30,	December 31,
	        2004        	        2003
	$	$
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	18,246,508	20,927,464

	Net unrealized gain (loss) on open contracts (MSIL)	(179,157)      	  501,462
	Net unrealized gain (loss) on open contracts (MS&Co.)	    (829,457)	      796,998

	     Total net unrealized gain (loss) on open contracts	  (1,008,614)	    1,298,460

	     Total Trading Equity	17,237,894	22,225,924

Due from Morgan Stanley DW	87,697	62,699
Interest receivable (Morgan Stanley DW)	15,511               	       13,072
Prepaid incentive fee                                        	                             2,250                                  -

	     Total Assets	 17,343,352	   22,301,695

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

Redemptions payable	138,282	141,402
Accrued administrative expenses	55,606	45,971
Accrued management fees	       50,416	         64,913

   	    Total Liabilities	     244,304	         252,286

Partners' Capital

Limited Partners (4,138.433 and
     4,325.789 Units, respectively)	16,693,386	21,548,446
General Partner (100.567 Units)	         405,662	        500,963

	     Total Partners' Capital	   17,099,048	    22,049,409

	     Total Liabilities and Partners' Capital	    17,343,352	     22,301,695


NET ASSET VALUE PER UNIT	        4,033.75	           4,981.39

	The accompanying notes are an integral part of these financial statements.

       <table> 	DEAN WITTER CORNERSTONE FUND II
	STATEMENTS OF OPERATIONS
(Unaudited)




				  For the Quarters Ended June 30,

				     2004     	     2003
				$	$

REVENUES
	Trading profit (loss):
		Realized	(2,566,453)	1,060,624
		Net change in unrealized	   (1,054,469)	  (1,343,839)

			Total Trading Results 	(3,620,922)	(283,215)

	Interest income (Morgan Stanley DW)	         42,680	        54,390

			Total	    (3,578,242)	     (228,825)


EXPENSES

	Brokerage commissions (Morgan Stanley DW)	276,697	377,387
	Management fees	165,198	221,890
	Transaction fees and costs	23,196	25,884
	Common administrative expenses	15,000        	     15,024
	Incentive fee	          -   	    (138,510)

			Total	        480,091	      501,675

NET LOSS	     (4,058,333)	     (730,500)


NET LOSS ALLOCATION

	Limited Partners	(3,963,446)	(714,488)
	General Partner	(94,887)	(16,012)


NET LOSS PER UNIT

	Limited Partners	(943.52)	(159.22)
	General Partner	(943.52)	(159.22)



	The accompanying notes are an integral part of these financial statements.

       <table> 	DEAN WITTER CORNERSTONE FUND II
	STATEMENTS OF OPERATIONS
(Unaudited)




				  For the Six Months Ended June 30,

				     2004     	     2003
				$	$

REVENUES
	Trading profit (loss):
		Realized	(821,856)	5,917,516
		Net change in unrealized	   (2,307,074)	  (3,516,210)

			Total Trading Results 	(3,128,930)	2,401,306

	Interest income (Morgan Stanley DW)	         85,177	       113,896

			Total	   (3,043,753)	    2,515,202


EXPENSES

	Brokerage commissions (Morgan Stanley DW)	582,958	719,933
	Management fees	362,967	450,040
	Transaction fees and costs	45,802	55,342
	Common administrative expenses	27,000        	     30,242
	Incentive fee	   -   	         171,862

			Total	   1,018,727	    1,427,419

NET INCOME (LOSS)	    (4,062,480)	    1,087,783


NET INCOME (LOSS) ALLOCATION

	Limited Partners	(3,967,179)	1,058,798
	General Partner	(95,301)	28,985


NET INCOME (LOSS) PER UNIT

	Limited Partners	(947.64)	224.04
	General Partner	(947.64)	224.04


	The accompanying notes are an integral part of these financial statements.

       <table> DEAN WITTER CORNERSTONE FUND II
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Six Months Ended June 30, 2004 and 2003
	(Unaudited)




			                                                               Units of
			                                                            Partnership	 Limited	     General
			                                                              Interest    	     Partners   	          Partner    	     Total
					$	      $	 $
Partners' Capital,
   December 31, 2002	4,731.158	22,899,223	582,685	23,481,908

Net Income	-	1,058,798	28,985	1,087,783

Redemptions	    (141.277)	   (670,630)	 (90,000)	   (760,630)

Partners' Capital,
   June 30, 2003	  4,589.881	 23,287,391	521,670	23,809,061





Partners' Capital,
   December 31, 2003	4,426.356	21,548,446	500,963	22,049,409

Net Loss	-	(3,967,179)	(95,301)	(4,062,480)

Redemptions	    (187.356)	   (887,881)	      -  	   (887,881)

Partners' Capital,
   June 30, 2004	  4,239.000	 16,693,386	  405,662	 17,099,048











The accompanying notes are an integral part of these financial statements.


       <table> 	DEAN WITTER CORNERSTONE FUND II
	STATEMENTS OF CASH FLOWS
(Unaudited)



				   For the Six Months Ended June 30,

				            2004      	      2003
				     $	$


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	(4,062,480)	1,087,783
Noncash item included in net income (loss):
	Net change in unrealized	2,307,074	3,516,210

(Increase) decrease in operating assets:
	Due from Morgan Stanley DW	(24,998)	44,347
	Interest receivable (Morgan Stanley DW)	(2,439)	2,194
	Prepaid incentive fee	(2,250)	-

Increase (decrease) in operating liabilities:
	Accrued administrative expenses	9,635	(4,744)
	Accrued management fees	       (14,497)	          965
	Accrued incentive fee                                                                          -  		    123,485

Net cash provided by (used for) operating activities	   (1,789,955)	  4,770,240


CASH FLOWS FROM FINANCING ACTIVITIES

Decrease in redemptions payable	(3,120)	(120,391)
Redemptions of Units	     (887,881)	   (760,630)

Net cash used for financing activities	     (891,001)	   (881,021)

Net increase (decrease) in cash	(2,680,956)	3,889,219

Balance at beginning of period	   20,927,464	21,702,438

Balance at end of period	   18,246,508	 25,591,657





	The accompanying notes are an integral part of these financial statements.



       DEAN WITTER CORNERSTONE FUND II
NOTES TO FINANCIAL STATEMENTS
June 30, 2004
(Unaudited)

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

2.  Related Party Transactions
The Partnership's cash is on deposit with Morgan Stanley DW, MS & Co., and MSIL in futures, forwards and options trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds based on a rate equal to the average yield on current 13-week U.S. Treasury bills. The Partnership pays brokerage commissions to Morgan Stanley DW.

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

Generally, derivatives include futures, forward, swaps or options contracts, and other financial instruments with similar characteristics such as caps, floors, and collars.


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

                    Net Unrealized Gains (Losses)
                         On Open Contracts                Longest Maturities

                Exchange-  Off-Exchange-             Exchange-  Off-Exchange-
Date             Traded      Traded        Total      Traded       Traded
                   $            $            $

Jun. 30, 2004	(517,173)	(491,441)	(1,008,614)	Dec. 2005	Sep. 2004
Dec. 31, 2003	748,037	550,423	1,298,460	Dec. 2004	Mar. 2004

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.



The Partnership also has credit risk because Morgan Stanley DW, MS & Co. and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership's assets. Exchange-traded futures, forward, and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership's exchange-traded futures, forward, and futures-styled

       DEAN WITTER CORNERSTONE FUND II
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures, forward and futures-styled options contracts, which funds, in the aggregate, totaled $17,729,335 and $21,675,501 at June 30, 2004 and December 31, 2003, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated, however, MS & Co. and Morgan Stanley DW will make daily settlements of losses as needed. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.


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

Off-Balance Sheet Arrangements and Contractual Obligations. The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments that would affect its liquidity or capital resources.

Results of Operations
General. The Partnership's results depend on the Trading Managers and the ability of each Trading Manager's trading programs to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for the three and six month periods ended June 30, 2004 and 2003, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Managers trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Managers or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Managers' trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership's results of operations set forth in the financial statements on pages 2 through 11 of this report were prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized trading profit/loss" for open (unrealized) contracts, and recorded as "Realized trading profit/loss" when open positions are closed out, and the sum of these amounts constitutes the Partnership's trading results. The market value of a future contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day. Interest income revenue, as well as management fees, incentive fees and brokerage commissions expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Quarter and Six Months Ended June 30, 2004
The Partnership recorded losses net of interest income totaling $3,578,242 and expenses totaling $480,091, resulting in a net loss of $4,058,333 for the quarter ended June 30, 2004. The Partnership's net asset value per Unit decreased from $4,977.27 at March 31, 2004 to $4,033.75 at June 30, 2004.

The most significant trading losses of approximately 11.1% were incurred in the currency markets from positions in the Japanese yen, Singapore dollar, and European currencies versus the U.S. dollar. Speculation for increases in U.S. interest rates and the release of mixed U.S. economic data caused erratic trading patterns in the value of the U.S. dollar. Better than anticipated improvements in Japanese economic data encouraged speculation for an increase in Japanese interest rates and caused choppy trading in the yen also. Finally, positions in the South African rand versus the U.S. dollar also contributed losses as long positions were hurt during April as the dollar moved higher in response to rising interest rate outlooks. During May, short rand positions suffered losses as the rand's value benefited from strengthening gold prices. Losses of approximately 4.0% were recorded in the global interest rates markets, primarily during June, from positions in Japanese interest rate futures. Long positions experienced losses as prices first decreased amid anticipation that the Bank of Japan would raise interest rates during June. Later in the month, additional losses were recorded from newly
       established short positions as prices rose following the
Japanese Central Bank's decision to leave their interest rate policy unchanged. Long European and Australian interest rate futures positions also incurred losses as fixed income prices tumbled following the release of stronger than expected U.S. jobs data during early April. Further Partnership losses of approximately 3.9% were experienced in the global stock indices.
 During May, long positions in Japanese and European equity index futures resulted in losses as equity prices declined in response to geopolitical concerns and expanding energy prices. Newly established short positions in these markets, as well as in U.S. stock indices, experienced additional losses as prices rebounded later in May. During June, losses from short positions in Japanese stock indices were incurred as prices strengthened on renewed investor sentiment regarding the Japanese economic recovery. Short positions in European stock indices followed as prices benefited from the release of positive economic data. In the metals markets, losses of approximately 3.2% were experienced from positions in both precious and base metals. During April, prices weakened from a stronger U.S. dollar and a decline in Asian demand. During May, short futures positions in copper, nickel and gold accounted for the majority of sector losses.

The Partnership recorded losses net of interest income totaling $3,043,753 and expenses totaling $1,018,727, resulting in a net loss of $4,062,480 for the six months ended June 30, 2004. The
       Partnership's net asset value per Unit decreased from
$4,981.39 at December 31, 2003 to $4,033.75 at June 30, 2004.

The most significant trading losses of approximately 19.8% were incurred in the currency markets from short positions in the Japanese yen, South African rand, and euro versus the U. S. dollar. Short Japanese yen positions experienced losses during March as the yen reversed higher due to speculation that the Bank of Japan was relaxing its efforts to weaken the yen. Short euro positions suffered losses also during March as expectations for an interest rate reduction by the European Central Bank dissipated. During February, short positions in the South African rand produced losses as the value of the rand reversed upwards following the release of positive South African economic data. During April, May, and June, losses stemmed from positions in the Japanese yen, Singapore dollar, and European currencies versus the U.S. dollar. Speculation for increases in U.S. interest rates and the release of mixed U.S. economic data caused erratic trading patterns in the value of the dollar. Additional losses of approximately 3.6% stemmed from the global stock index markets. During May, long positions in Japanese and European equity index futures resulted in losses as equity prices declined in response to geopolitical concerns and expanding energy prices. Newly established short positions in these markets, as well as in U.S. stock indices, experienced additional losses as prices rebounded later in May. During June, losses from short positions in Japanese stock indices were incurred as prices strengthened on
       renewed investor sentiment regarding the Japanese economic recovery. Short positions in European stock indices followed as prices benefited from the release of positive economic data. Additional losses of approximately 0.9% were incurred from the global interest rate markets, primarily during June, from positions in Japanese interest rate futures. Long positions experienced losses as prices first decreased amid anticipation that the Bank of Japan would raise interest rates. Later in the month, additional losses were recorded from newly established short positions as prices rose following the Japanese Central Bank's decision to leave their interest rate policy unchanged. Losses in the metals markets of approximately 0.8% resulted from positions in both precious and base metals. During April, industrial metals prices profited from a weaker U.S. dollar and strong Asian demand. Gold prices also increased as investor interest was reignited by a weaker U.S. dollar and fears of potential terrorist attacks. During May, short futures positions in copper, nickel, and gold accounted for the majority of sector losses. A portion of the Partnership's overall losses for the first six months of the year was offset by gains of approximately 5.5% recorded in the energy markets, primarily during February, April, and May, from long futures positions in crude oil and its related products as low market supply, falling inventory levels, production cut announcements from OPEC, and fears of potential terrorist activity in Saudi Arabia pushed prices higher. In the agricultural markets, gains of approximately 1.4% were generated from long futures positions in corn, soybeans, and soybean related products. Growing U.S. exports and heightened demand from Asia pushed prices for these commodities higher during the first quarter. During April, short futures positions in cotton gained as prices trended lower due to news of a decrease in demand from China and a landmark decision by the World Trade Organization that denounced U.S. and European cotton subsidies. Long futures positions in live cattle supplemented sector gains as inflationary concerns lifted agricultural commodity prices higher.

For the Quarter and Six Months Ended June 30, 2003
The Partnership recorded losses net of interest income totaling
$228,825 and expenses totaling $501,675, resulting in a net loss of $730,500 for the quarter ended June 30, 2003. The
Partnership's net asset value per Unit decreased from $5,346.51 at March 31, 2003 to $5,187.29 at June 30, 2003.

The most significant trading losses of approximately 2.4% were recorded in the metals markets, primarily during June, from long positions in gold futures as prices declined in response to the rise of the U.S. dollar. Elsewhere in the metals markets, short positions in copper, nickel, and aluminum futures generated losses during May as prices reversed higher, buoyed by a rebound in U.S. equity prices and hopes for increased industrial demand. Losses of approximately 1.1% were recorded in the agricultural markets primarily during May from long positions in coffee futures as prices reversed lower on technically-based factors. Elsewhere in the agricultural markets, losses were experienced during June from short positions in cotton futures as increased exports and weather related supply concerns forced prices higher. In the energy markets, losses of approximately 0.9% were recorded primarily during May from short futures positions in crude oil as prices moved higher amid supply concerns and renewed fears concerning security at Middle Eastern refining facilities. A portion of the Partnership's overall losses for the quarter was offset by gains of approximately 1.4% recorded in the global stock index markets during April and May from long positions in U.S. stock index futures as prices increased due to investors focusing on positive comments and profits by technology companies instead of weak economic data and geopolitical concerns. Additional gains in the global stock index futures markets were recorded during June from long positions in Japanese stock index futures as prices rallied amid increased foreign demand for Japanese equities. Smaller gains of approximately 0.4% were experienced in the global interest rate markets from long positions in U.S. interest rate futures primarily during May as prices trended higher amid speculation of an interest rate cut by the U.S. Federal Reserve and lingering doubts concerning a global economic recovery.

       The Partnership recorded revenues including interest
income totaling $2,515,202 and expenses totaling $1,427,419, resulting in net income of $1,087,783 for the six months ended June 30, 2003. The Partnership's net asset value per Unit increased from $4,963.25 at December 31, 2002 to $5,187.29 at June 30, 2003.

The most significant trading gains of approximately 3.7% were recorded in the energy markets primarily during January and February from long positions in natural gas futures as prices trended higher in response to prolonged frigid temperatures in the northeastern and midwestern United States. Additional gains of approximately 3.0% were established in the global interest rate markets during January, February, and May from long
positions in U.S. and European interest rate futures as prices trended higher amid continued uncertainty in the global equity markets and investor demand for fixed income investments. In the currency markets, gains of approximately 1.3% were experienced primarily during January, February, and April from long positions in the euro and Australian dollar versus the U.S. dollar as the value of these currencies strengthened versus the U.S. dollar amid uncertainty regarding the Bush Administration's economic policy, renewed fears of potential terrorist attacks against American interests, and investor preference for non-U.S. dollar denominated assets. Additional gains of approximately 1.1% were
       recorded in the global stock index markets from long
positions in European stock index futures as prices strengthened amid the release of positive economic data and expectations for a U.S. interest rate cut. A portion of the Partnership's overall gains was offset by losses of approximately 2.3% recorded in the metals markets from positions in gold and silver futures as precious metals prices experienced short-term volatility throughout a majority of the first half of the year. Smaller losses of approximately 0.9% were experienced in the agricultural futures markets during May from long positions in coffee futures as prices reversed lower on technically-based factors, and from short positions in wheat futures as prices moved higher amid news that continued hot-dry weather in the midwest was hurting crops.
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

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership's open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, forward, and options are settled daily through variation margin. Gains/losses on off-exchange-traded forward currency contracts are settled at the termination of the contract or more frequently, as agreed upon with each counterparty.

The Partnership's total market risk may increase or decrease as it is influenced by a wide variety of factors, including, but not
       limited to, the diversification among the Partnership's open positions, the volatility present within the markets, and the liquidity of the markets.

The Partnership's past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership's market risk is limited by the uncertainty of its speculative trading. The Partnership's speculative trading may cause future losses and volatility (i.e., "risk of ruin") that far exceed the Partnership's experience to date or any reasonable expectations based upon historical changes in market value.

Limited partners will not be liable for losses exceeding the current net asset value of their investment.

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

       The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of the Partnership's open positions is directly reflected in the Partnership's earnings and cash flow.

The Partnership's risk exposure in the market sectors traded by the Trading Managers is estimated below in terms of Value at Risk ("VaR"). The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome.
Demeter uses approximately four years of daily market data (1,000 observations) and revalues its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily "simulated profit and loss" outcomes. The VaR is the appropriate percentile of this distribution. For
       example, the 99% one-day VaR would represent the 10th worst outcome from Demeter's simulated profit and loss series.
The Partnership's VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.

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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at June 30, 2004 and 2003. At June 30, 2004 and 2003, the Partnership's total capitalization was approximately $17 million and $24 million, respectively.

Primary Market		        June 30, 2004         June 30, 2003
Risk Category       	   Value at Risk         Value at Risk

Currency                       (1.80)%               (1.40)%
Interest Rate                  (0.90)           	     (0.89)
Equity                         (0.73)           	     (0.64)
Commodity                      (2.14)          	      (1.65)
Aggregate Value at Risk        (3.01)%               (2.43)%

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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership's high, low, and average VaR, as a
       percentage of total net assets for the four quarter-end reporting periods from July 1, 2003 through June 30, 2004.

Primary Market Risk Category	High	   Low	     Average
Currency	(2.50)%	(1.53)%	(2.07)%

Interest Rate 	(0.96)	(0.83)	(0.91)

Equity  	(0.87)	(0.40)	(0.70)

Commodity	(2.14)	(1.57)	(1.87)

Aggregate Value at Risk	(3.32)%	(2.37)%	(2.97)%


Limitations on Value at Risk as an Assessment of Market Risk
The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and 15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership to typically be many times the total capitalization of the Partnership. The value of the Partnership's open positions thus creates a "risk of ruin" not typically found in other investments. The relative size of the positions held may cause the Partnership to incur losses greatly in excess of VaR within a short period of time, given the effects of the leverage employed and market volatility. The VaR tables above, as well as the past performance of the Partnership, give no indication of such "risk of ruin". In addition, VaR risk measures should be viewed in light of the methodology's limitations, which include the following:

?	past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
?	changes in portfolio value caused by market movements may
differ from those of the VaR model;
?	VaR results reflect past market fluctuations applied to current trading positions while future risk depends on future
positions;
?	VaR using a one-day time horizon does not fully capture the
market risk of positions that cannot be liquidated or hedged within one day; and
?	the historical market risk factor data used for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

The VaR tables provided present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at June 30, 2004 and 2003, and for the four quarter-end reporting periods from July 1, 2003 through June 30, 2004. VaR is not necessarily representative of the Partnership's historic risk, nor should it be used to predict the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion
(approximately 101% as of June 30, 2004) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates would result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership's market-sensitive instruments, in relation to the Partnership's net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership's market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute
       forward-looking statements within the meaning of Section
27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Managers for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at June 30, 2004, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency. The primary market exposure of the Partnership at June 30, 2004 was to the currency sector. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes,
       as well as political and general economic conditions
influence these fluctuations. The Partnership's primary exposure at June 30, 2004 was to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future.

Interest Rate. The second largest market exposure of the Partnership at June 30, 2004 was to the global interest rate sector. Exposure was primarily spread across the Japanese, U.S. and European interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller countries - e.g., Australia. Demeter anticipates that the G-7 countries and Australian interest rates will remain the primary interest rate exposures of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently,
       changes in short, medium or long-term interest rates may have an effect on the Partnership.

Equity. The third largest market exposure of the Partnership at June 30, 2004 was to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At June 30, 2004, the Partnership's primary exposures were to the DAX (Germany), Euro Stoxx 50 (Europe), and NASDAQ (U.S.) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S. and European stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Commodity.
Energy. The Partnership's energy exposure at June 30, 2004 was primarily to futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in price resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Metals. The Partnership's metals exposure at June 30, 2004 was to fluctuations in the price of precious metals, such as gold and silver, and base metals, such as copper, nickel, aluminum, and zinc. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets. The Trading Managers, from time to time, take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Soft Commodities and Agriculturals.  At June 30, 2004, the
Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to the cotton, coffee, sugar, and cocoa markets. Supply and demand inequalities, severe weather disruptions and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2004:

Foreign Currency Balances. The Partnership's primary foreign currency balances at June 30, 2004 were in Hong Kong dollars, Japanese yen, euros, and British pounds. The Partnership controls the non-trading risk of foreign currency balances by
       regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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
   (a)	As of the end of the period covered by this quarterly
report, the President and Chief Financial Officer of Demeter, the general partner of the Partnership, have evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) of the Exchange Act), and
       have judged such controls and procedures to be
effective.

   (b)	There have been no significant changes during the period
covered by this quarterly report in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.




       PART II.  OTHER INFORMATION

Item 5.  OTHER INFORMATION

Management.    Effective June 21, 2004, the following changes have
been made to the Board of Directors and Officers of Demeter:

Mr. Jeffrey D. Hahn resigned the position of Chief Financial
Officer and Director of Demeter.

Mr. Todd Taylor, age 41, is a Director of Demeter. Mr. Taylor began his career with Morgan Stanley in June 1987 as a Financial Advisor in the Dallas office. In 1995, he joined the Management Training Program in New York and was appointed Branch Manager in St. Louis in 1997. Three years later, in 2000, Mr. Taylor was appointed to a newly created position, Director of Individual Investor Group ("IIG") Learning and Development, before becoming the Director of IIG Strategy in 2002. Most recently, Mr. Taylor has taken on a new role as the High Net Worth Segment Director. Currently a member of the firm's E-Learning Council, Mr. Taylor is also a current member of the Securities Industry/Regulatory Council on Continuing Education. Mr. Taylor graduated from Texas Tech University with a B.B.A. in Finance.

Mr. William D. Seugling, age 34, will become a Director of Demeter once he has registered with the National Futures Association ("NFA") as a principal, which registration is currently pending. Mr. Seugling is an Executive Director at Morgan Stanley and currently serves as Director of Client Solutions for US Private Wealth Management. Mr. Seugling joined Morgan Stanley in June 1993 as an Associate in Equity Structured Products having previously worked in research and consulting for Greenwich Associates from October 1991 to June 1993. Since 1994, he has focused broadly on analysis and solutions for wealthy individuals and families culminating in his current role within the division. He was named Vice President in 1996 and an Executive Director in 1999. Mr. Seugling graduated cum laude from Bucknell University with a B.S. in Management and a concentration in Chemistry.

Mr. Kevin Perry, age 35, is the Chief Financial Officer of Demeter. His registration with the NFA as a principal is currently pending. He currently serves as an Executive Director and Controller of Client Solutions at Morgan Stanley. Mr. Perry joined Morgan Stanley in October 2000 and is also Chief Financial Officer of Morgan Stanley Trust National Association, Van Kampen Funds Inc. and Morgan Stanley Distribution, Inc. Prior to joining Morgan Stanley, Mr. Perry worked as an auditor and consultant in the financial services practice of Ernst & Young from October 1991 to October 2000. Mr. Perry received a B.S. degree in Accounting from the University of Notre Dame in 1991 and is a Certified Public Accountant.

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




                        Dean Witter Cornerstone Fund II
                          (Registrant)

                        By: Demeter Management Corporation
                            (General Partner)

August 16, 2004         By: /s/Kevin Perry
                               Kevin Perry
                               Chief Financial Officer







The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.