Form 10-Q
period 2004-09-30
WITTER DEAN CORNERSTONE FUND II
filed 2004-11-12
CIK 736999

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2004 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from               to


Commission File No. 0-13298

	DEAN WITTER CORNERSTONE FUND II

	(Exact name of registrant as specified in its charter)

          New York                                 13-3212871
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                 Identification No.)

Demeter Management Corporation
330 Madison Avenue, 8th Floor
New York, NY 						             10017
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code (212) 905-2700

825 Third Avenue, 9th Floor, New York, NY 10022




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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	September 30, 2004




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of September 30, 2004
		(Unaudited) and December 31, 2003 ........................ 2

		Statements of Operations for the Three and Nine Months
		Ended September 30, 2004 and 2003 (Unaudited)............. 3

		Statements of Changes in Partners' Capital for the Nine Months Ended September 30, 2004 and 2003 (Unaudited)..4

		Statements of Cash Flows for the Nine Months Ended
		September 30, 2004 and 2003 (Unaudited) ...................5

		Notes to Financial Statements (Unaudited) ............. 6-11

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations ..... 12-25

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk ....................................... 26-38

Item 4.	Controls and Procedures ...............................39


PART II. OTHER INFORMATION

Item 5.	Other Information .....................................40

Item 6.	Exhibits and Reports on Form 8-K .................. 40-42





       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER CORNERSTONE FUND II
	STATEMENTS OF FINANCIAL CONDITION
	September 30,	December 31,
	        2004        	        2003
	$	$
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	14,372,288	20,927,464

	Net unrealized gain on open contracts (MS&Co.)	2,143,722      	  796,998
	Net unrealized gain (loss) on open contracts (MSIL)	    (208,238)	      501,462

	     Total net unrealized gain on open contracts	   1,935,484	    1,298,460

	     Total Trading Equity	16,307,772	22,225,924

Due from Morgan Stanley DW	71,452	62,699
Interest receivable (Morgan Stanley DW)	               17,579	       13,072
Prepaid incentive fee                   2,250                                   -

	     Total Assets	   16,399,053	   22,301,695

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

Redemptions payable	247,191	141,402
Accrued management fees	47,691	64,913
Accrued administrative expenses	         45,548	         45,971

   	    Total Liabilities	       340,430	         252,286

Partners' Capital

Limited Partners (3,957.536 and
     4,325.789 Units, respectively)	15,660,662	21,548,446
General Partner (100.567 Units)	          397,961	        500,963

	     Total Partners' Capital	   16,058,623	    22,049,409

	     Total Liabilities and Partners' Capital	   16,399,053	     22,301,695


NET ASSET VALUE PER UNIT	       3,957.17                             4,981.39

	The accompanying notes are an integral part of these financial statements.

       <table>	DEAN WITTER CORNERSTONE FUND II
	STATEMENTS OF OPERATIONS
(Unaudited)




      For the Three Months                          	For the Nine Months
  	 Ended September 30,	                  Ended September 30,

                                                                                2004   	 2003  	   2004   	    2003
                                                                                  $		$			$		 $
REVENUES
	Trading profit (loss):
		Realized	(2,886,318) 	(3,430,271)	(3,708,174)		2,487,245
		Net change in unrealized	  2,944,098	   2,592,004 	    637,024		        (924,206)
			  57,780	  (838,267)	(3,071,150)		1,563,039
Proceeds from Litigation Settlement               755                          -                 755                      -

		   Total Trading Results 	58,535 	    	  (838,267)	(3,070,395)		1,563,039

	Interest income (Morgan Stanley DW)	      49,658	         43,461	    134,835		     157,357

		   Total  	     108,193	    (794,806)	 (2,935,560)		   1,720,396

EXPENSES
	Brokerage commissions
      (Morgan Stanley DW)	261,978	353,638	844,936		1,073,571
	Management fees	 143,269	204,880	506,236		654,920
	Transaction fees and costs	21,105	25,872	66,907		81,214
	Common administrative expenses	      15,000     	9,622	42,000		39,864
	Incentive fee	           -     	    (171,862)	       -        		        -

		   Total 	     441,352	     422,150	  1,460,079		   1,849,569


NET LOSS 	    (333,159)	 (1,216,956)	  (4,395,639)		    (129,173)


NET INCOME (LOSS) ALLOCATION

	Limited Partners	(325,458)	  	 (1,190,039)	(4,292,637)		(131,241)
	General Partner 	(7,701)	(26,917)	(103,002)		2,068


NET LOSS PER UNIT

	Limited Partners	(76.58)	   	 (267.65)	(1,024.22)		(43.61)
	General Partner	(76.58)	   	 (267.65)	(1,024.22)		(43.61)

	The accompanying notes are an integral part of these financial statements.

       <table> DEAN WITTER CORNERSTONE FUND II
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Nine Months Ended September 30, 2004 and 2003
	(Unaudited)




			                                                         Units of
			                                                      Partnership	 Limited	     General
			                                                         Interest    	     Partners   	          Partner    	     Total
					$	      $	 $
Partners' Capital,
   December 31, 2002	4,731.158	22,899,223	582,685	23,481,908

Net Income (Loss)	-	(131,241)	2,068	(129,173)

Redemptions	    (224.199)	  (1,090,123)	  (90,000)	   (1,180,123)

Partners' Capital,
   September 30, 2003	  4,506.959	 21,677,859	 494,753	22,172,612





Partners' Capital,
   December 31, 2003	4,426.356	21,548,446	500,963	22,049,409

Net Loss	-	(4,292,637)	(103,002)	(4,395,639)

Redemptions	    (368.253)	  (1,595,147)	            -     	   (1,595,147)

Partners' Capital,
   September 30, 2004	  4,058.103	 15,660,662	  397,961	 16,058,623













The accompanying notes are an integral part of these financial statements.


       <table> 	DEAN WITTER CORNERSTONE FUND II
	STATEMENTS OF CASH FLOWS
(Unaudited)



				   For the Nine Months Ended September 30,

				            2004      	      2003
				     $	$

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss		(4,395,639)	(129,173)
Noncash item included in net loss:
	Net change in unrealized	(637,024)	924,206

(Increase) decrease in operating assets:
	Due from Morgan Stanley DW	(8,753)	23,821
	Interest receivable (Morgan Stanley DW)	(4,507)	3,950
	Prepaid incentive fees	(2,250)	(9,462)

Decrease in operating liabilities:
	Accrued management fees	(17,222)	(4,115)
	Accrued administrative expenses	(423)       	       (173)
	Accrued incentive fee                                                                                -  	  	        (40,483)

Net cash provided by (used for) operating activities	  (5,065,818)	       768,571


CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease) in redemptions payable	105,789	(47,111)
Redemptions of Units	   (1,595,147)	   (1,180,123)

Net cash used for financing activities	  (1,489,358)	   (1,227,234)

Net decrease in cash	(6,555,176)	(458,663)

Balance at beginning of period	  20,927,464	21,702,438

Balance at end of period	  14,372,288	 21,243,775






	The accompanying notes are an integral part of these financial statements.



       DEAN WITTER CORNERSTONE FUND II
NOTES TO FINANCIAL STATEMENTS
September 30, 2004
(Unaudited)

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

       DEAN WITTER CORNERSTONE FUND II
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Demeter, Morgan Stanley DW, MS & Co., and MSIL are wholly-owned subsidiaries of Morgan Stanley. The trading managers to the Partnership are Northfield Trading L.P. and John W. Henry &
Company, Inc. (individually, a "Trading Manager", or collectively, the "Trading Managers").

On February 27, 2002, the Partnership received notification of a preliminary entitlement to payment from the Sumitomo Copper Litigation Settlement Administrator, and the Partnership has received settlement award payments in the amount of $76,613 as of August 30, 2002 and $755 as of July 30, 2004. Any amounts received are accounted for in the period received, for the benefit of the limited partners at the date of receipt.

2.  Related Party Transactions
The Partnership's cash is on deposit with Morgan Stanley DW, MS & Co., and MSIL in futures, forwards, and options trading accounts to meet margin requirements as needed. Monthly, Morgan Stanley DW pays the Partnership interest income equal to 80% of its average daily Net Assets for the month at a rate equal to the average yield on 13-week U.S. Treasury bills. The Partnership pays brokerage commissions to Morgan Stanley DW.



       DEAN WITTER CORNERSTONE FUND II
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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


The market value of exchange-traded contracts is based on the settlement price quoted by the exchange on the day with respect to which market value is being determined. If an exchange-traded contract could not have been liquidated on such day due to the operation of daily limits or other rules of the exchange, the settlement price shall be the settlement price on the first subsequent day on which the contract could be liquidated. The market value of off-exchange-traded contracts is based on the fair market value quoted by the counterparty.

The Partnership's contracts are accounted for on a trade-date basis and marked to market on a daily basis. The Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial Accounting Standards No.
       DEAN WITTER CORNERSTONE FUND II
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

                Exchange-  Off-Exchange-             Exchange-  Off-Exchange-
Date             Traded      Traded        Total      Traded       Traded
                   $            $            $

Sep. 30, 2004	1,920,341	15,143	1,935,484	Dec. 2005	Dec. 2004
Dec. 31, 2003	748,037	550,423	1,298,460	Dec. 2004	Mar. 2004

       DEAN WITTER CORNERSTONE FUND II
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership's Statements of Financial Condition.



The Partnership also has credit risk because Morgan Stanley DW, MS & Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership's assets. Exchange-traded futures, forward, and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership's exchange-traded futures, forward, and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures, forward, and futures-styled options contracts, which funds, in the aggregate, totaled $16,292,629 and $21,675,501 at September 30, 2004 and December 31, 2003, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of
       DEAN WITTER CORNERSTONE FUND II
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

variation in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.











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

There are no known material trends, demands, commitments, events or uncertainties at the present time that are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way.

Capital Resources. The Partnership does not have, nor expects to have, any capital assets. Redemptions of units of limited partnership interest ("Unit(s)") in the future will affect the amount of funds available for investment in futures, forwards, and options in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future redemptions of Units.

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

Results of Operations
General. The Partnership's results depend on the Trading Managers and the ability of each Trading Manager's trading program(s) to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for the three and nine month periods ended September 30, 2004 and 2003, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Managers trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Managers or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Managers' trading activities on behalf of the Partnership during
       the period in question. Past performance is no guarantee of future results.
The Partnership's results of operations set forth in the financial statements on pages 2 through 11 of this report were prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized trading profit (loss)" for open (unrealized) contracts, and recorded as "Realized trading profit
(loss)" when open positions are closed out. The sum of these amounts, along with the "Proceeds from Litigation Settlement", constitutes the Partnership's trading results. The market value of a future contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day. Interest income revenue, as well as management fees, incentive fees, and brokerage commissions expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of
       critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Three and Nine Months Ended September 30, 2004
The Partnership recorded revenues including interest income totaling $108,193 and expenses totaling $441,352, resulting in a net loss of $333,159 for the three months ended September 30, 2004. The Partnership's net asset value per Unit decreased from $4,033.75 at June 30, 2004 to $3,957.17 at September 30, 2004.

The most significant trading losses of approximately 10.8% were incurred in the currency markets, primarily during July and August. During July, long positions in the Japanese yen versus the U.S. dollar resulted in losses as the dollar advanced amid a jump in July consumer confidence data. Long positions in European currencies, such as the euro and Swiss franc, in addition to the Australian dollar and South African rand, versus the U.S. dollar also contributed to sector losses due to upbeat market sentiment that strengthened the dollar. During August, losses were recorded from positions in the euro relative to the U.S. dollar as the euro experienced short-term volatility in response to conflicting economic data and surging energy prices. Additional losses resulted from short positions in the Japanese yen versus the U.S. dollar as the dollar's value was pressed lower by concerns for the rate of U.S. economic growth. Smaller losses were incurred from long positions in the South African
       rand against the U.S. dollar as the rand moved lower due to a reduction in interest rates by the Reserve Bank of South Africa. Additional losses of approximately 3.5% were incurred in the metals markets during July and September. Losses resulted during July from long futures positions in base metals as a slowdown in demand from China negatively affected prices for industrial metals and in precious metals as prices fell amid a rebound in the value of the U.S. dollar. During September, short positions in base and precious metals generated losses as base metals prices moved higher in response to continued demand from China and reports of lower-than-expected inventories, while precious metals prices advanced amid a decline in the value of the U.S. dollar. Partnership losses of approximately 2.5% resulted from trading in the global stock index markets, primarily during July and September. Long positions in Japanese, European and U.S. stock index futures generated losses during July as prices reversed lower due to the release of disappointing U.S. employment data. During September, short positions in European and U.S. stock index futures experienced losses after tame U.S. inflation data and a better-than-expected jobless outlook triggered global equity prices to move higher. Finally, losses of approximately 1.0% stemmed from the agricultural markets primarily during August. Long positions in live cattle futures produced losses as prices reversed lower after Japan and the United States failed to reach an agreement regarding the
       resumption of U.S. beef exports. Short positions in cotton futures also contributed to sector losses as prices moved higher amid concerns regarding cooler-than-usual weather in U.S. growing regions. A portion of the Partnership's overall losses for the quarter was offset by gains of approximately 13.4% in the energy markets from long futures positions in crude oil and its related products as prices trended higher throughout the quarter due to supply concerns and geopolitical worries. Additional profits of approximately 3.0% were achieved in the global interest rates sector primarily during August from long positions in European and U.S. interest rate futures. Global bond prices trended higher boosted by a surge in oil prices earlier in the month, a drop in equity prices, and a mixed economic picture generated by reports on retail sales, jobless claims, and the U.S. trade deficit. Long positions in Japanese interest rate futures provided additional gains during September as prices benefited from geopolitical concerns and skepticism regarding a continuation in the Japanese economic recovery.

The Partnership recorded losses net of interest income totaling $2,935,560 and expenses totaling $1,460,079, resulting in a net loss of $4,395,639 for the nine months ended September 30, 2004. The Partnership's net asset value per Unit decreased from $4,981.39 at December 31, 2003 to $3,957.17 at September 30,
2004.

The most significant trading losses of approximately 28.5% were incurred in the currency markets. During the second quarter, losses stemmed from positions in the Japanese yen, Singapore dollar, and European currencies versus the U.S. dollar. Speculation for increases in U.S. interest rates and the release of mixed U.S. economic data caused erratic trading patterns in the value of the dollar. During the third quarter, long positions in the Japanese yen versus the U.S. dollar resulted in losses as the dollar advanced amid a jump in July consumer confidence data. Long positions in European currencies, such as the euro and Swiss franc, in addition to the Australian dollar and South African rand, versus the U.S. dollar also contributed to sector losses during the third quarter due to upbeat market sentiment that strengthened the dollar. During August, losses were recorded from positions in the euro relative to the U.S. dollar as the euro experienced short-term volatility in response to conflicting economic data and surging energy prices. Additional losses resulted from short positions in the Japanese yen versus the U.S. dollar as the dollar's value was pressed lower by concerns for the rate of U.S. economic growth during the final month of the third quarter. Losses during the first quarter resulted from short Japanese yen positions during March as the yen reversed higher due to speculation that the Bank of Japan was relaxing its efforts to weaken the yen. Short euro positions suffered losses also during March as expectations for an interest rate reduction by the European Central Bank dissipated. During February, short positions in the South African rand produced losses as the value of the rand reversed upwards following the release of positive South African economic data. Additional losses of approximately 6.0% were incurred in the global stock index markets primarily during the second and third quarters of the year. During May, long positions in European and Japanese equity index futures resulted in losses as equity prices declined in response to geopolitical concerns and expanding energy prices. Newly established short positions in these markets, as well as in U.S. stock indices, experienced additional losses as prices rebounded later in May. During June, losses from short positions in European and Japanese stock indices were experienced as prices benefited from the release of positive economic data. During the third quarter, long positions in Japanese, European and U.S. stock index futures generated losses during July as prices reversed lower due to the release of disappointing U.S. employment data. During September, short positions in European and U.S. stock index futures experienced losses after tame U.S. inflation data and a better-than-expected jobless outlook triggered global equity prices to move higher. Losses of approximately 4.3% were incurred in the metals markets from positions in both precious and base metals. Losses resulted during July from long futures positions in base metals as a slowdown in demand from China negatively affected prices for industrial metals and in precious metals as prices fell amid a rebound in the value of the U.S. dollar. During September, short positions in base and precious metals generated losses as base
       metals prices moved higher in response to continued demand from China and reports of lower-than-expected inventories, while precious metals prices advanced amid a decline in the value of the U.S. dollar. During April, additional losses were experienced in the metals markets from long positions in both precious and base metals due to the U.S. dollar's move higher and fears of reduced demand from China. During May, short futures positions in copper, nickel, and gold accounted for the majority of sector losses. A portion of the Partnership's overall losses for the first nine months of the year was offset by gains of approximately 19.5% recorded in the energy markets from long futures positions in crude oil and its related products as low market supply, falling inventory levels, and fears of potential terrorist activity in the Middle East pushed prices higher. Additional profits of approximately 2.1% were established in the global interest rate markets during the first and third quarters as long positions in U.S. and European interest rate futures benefited from the prospects for weak economic growth spurred by fears of terrorism and higher energy prices. Smaller profits of approximately 0.4% were achieved in the agricultural markets from long futures positions in corn as growing U.S. exports and heightened demand from Asia pushed prices higher primarily during the first quarter.

For the Three and Nine Months Ended September 30, 2003
The Partnership recorded losses net of interest income totaling $794,806 and expenses totaling $422,150, resulting in a net loss
       of $1,216,956 for the three months ended September 30,
2003. The Partnership's net asset value per Unit decreased from $5,187.29 at June 30, 2003 to $4,919.64 at September 30, 2003.

The most significant trading losses of approximately 3.1% were recorded in the agricultural markets, primarily during August, from long sugar futures positions as prices reversed sharply lower in response to speculative selling and weak volume. Additional losses were recorded from positions in cotton futures during July and August as prices moved without consistent direction. Losses of approximately 1.6% were experienced in the currency markets from long positions in the British pound and Australian dollar relative to the U.S. dollar during July as the value of the U.S. dollar increased amid expectations for a recovery of the U.S. economy following an optimistic outlook unveiled by U.S. Federal Reserve Chairman Alan Greenspan, negative economic data out of Australia and the United Kingdom, and narrowing interest rate differentials between the U.S. and these countries. Currency losses were recorded in September from short positions in the British pound and the euro versus the U.S. dollar as the pound's value strengthened after speculation that Britain would raise interest rates while the value of the euro moved higher on fears that the U.S. economic recovery was unsustainable and concerns regarding the potential impact of a statement by the G-7 countries supporting "more flexible exchange
       rates." The G-7 countries consist of France, the U.S.,
Britain, Germany, Japan, Italy, and Canada. In the energy markets, losses of approximately 1.4% were experienced primarily in September from short positions in crude oil futures after prices reversed sharply higher amid news that OPEC would move to reduce production in an effort to stem falling oil prices. Other losses of approximately 1.0% were incurred in the global interest rate futures markets during September from short positions in U.S. interest rate futures as prices reversed higher amid falling global equity prices outside the U.S. and investor demand for safe haven investments. A portion of the Partnership's overall losses for the third quarter was offset by gains of approximately 0.7% in the global stock index markets, primarily during August, from long positions in Asian stock index futures as Asian equity prices drew strength from robust Japanese economic data and overall strength in U.S. equity markets. In the metals markets, gains of approximately 0.7% were experienced during July and September from long positions in nickel and copper futures as prices trended higher amid renewed optimism concerning a U.S. economic recovery and hopes for an increase in industrial production.

The Partnership recorded revenues including interest income totaling $1,720,396 and expenses totaling $1,849,569, resulting in a net loss of $129,173 for the nine months ended September 30,
       2003.  The Partnership's net asset value per Unit
decreased from $4,963.25 at December 31, 2002 to $4,919.64 at September 30, 2003.

The most significant trading gains of approximately 2.2% were recorded in the energy markets, primarily during January and February, from long positions in natural gas futures as prices jumped sharply higher amid fears that extremely cold weather in the U.S. northeast and midwest could further deplete already diminished supplies. In the global interest rate markets, gains of approximately 2.0% were recorded primarily during February and May from long positions in U.S. interest rate futures as prices trended higher amid speculation of an interest rate cut by the U.S. Federal Reserve and lingering doubts concerning a global economic recovery. Additional gains of approximately 1.8% were experienced in the global stock index markets from long positions in Asian stock index futures during June and August as Asian equity prices drew strength from robust Japanese economic data and rising prices in the U.S. equity markets. A portion of the Partnership's overall gains for the first nine months of the year was offset by losses of approximately 4.0% recorded in the agricultural markets from positions in cotton futures during August and September as prices moved without consistent direction. Additional losses were recorded during May and September from long positions in coffee futures as prices reversed lower on speculative selling and news of increased supply. In the metals markets, losses of approximately 1.6% were recorded from positions in gold and silver futures as precious metals prices experienced short-term volatile price movements throughout a majority of the first half of the year amid an inconsistent outlook for the U.S. economy.
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

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership's open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, forward, and options are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract, however, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co.

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

The Partnership's past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership's market risk is limited by the uncertainty of its speculative trading. The Partnership's speculative trading and use of leverage may cause future losses and volatility (i.e., "risk of ruin") that far exceed the Partnership's experience to date under the "Partnership's Value at Risk in Different Market Sectors" section and significantly exceed the Value at Risk ("VaR") tables disclosed.

       Limited partners will not be liable for losses exceeding the current net asset value of their investment.

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

The Partnership's risk exposure in the market sectors traded by the Trading Managers is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among
       these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome.
Demeter uses approximately four years of daily market data (1,000 observations) and revalues its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily "simulated profit and loss" outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter's simulated profit and loss series.

The Partnership's VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.

VaR models, including the Partnership's, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Managers in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly titled measures used by other entities.

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at September 30, 2004 and 2003. At September 30, 2004 and 2003, the Partnership's total capitalization was approximately $16 million and $22 million, respectively.

Primary Market		      September 30, 2004   September 30, 2003
Risk Category       	   Value at Risk         Value at Risk

Interest Rate                   (1.58)%             (0.95)%
Currency                        (1.28)	              (2.46)
Equity                          (0.95)	              (0.40)
Commodity                       (4.18)      	        (1.57)
Aggregate Value at Risk         (4.75)%             (3.19)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents the VaR of the Partnership's open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.
       Because the business of the Partnership is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day, which could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership's high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from October 1, 2003 through September 30, 2004.

Primary Market Risk Category	High	   Low	     Average
Interest Rate	(1.58)%	(0.83)%	(1.07)%

Currency	(2.50)	(1.28)	(1.78)

Equity  	(0.95)	(0.73)	(0.84)

Commodity	(4.18)	(1.74)	(2.52)

Aggregate Value at Risk	(4.75)%	(2.37)%	(3.36)%



Limitations on Value at Risk as an Assessment of Market Risk
VaR models permit estimation of a portfolio's aggregate market risk exposure, incorporating a range of varied market risks; reflect risk reduction due to portfolio diversification or hedging activities; and can cover a wide range of portfolio assets. However, VaR risk measures should be viewed in light of the methodology's limitations, which include, but may not be limited to the following:

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

In addition, the VaR tables above, as well as the past performance of the Partnership, give no indication of the Partnership's potential "risk of ruin".

The VaR tables provided present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at September 30, 2004 and 2003, and for the four quarter-end reporting periods from October 1, 2003 through September 30, 2004. VaR is not necessarily representative of the Partnership's historic risk, nor should it be used to predict the
       Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion (approximately 90% as of September 30, 2004) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates would result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at September 30, 2004, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Interest Rate. The primary market exposure of the Partnership at September 30, 2004 was to the global interest rate sector. Exposure was primarily spread across the Japanese, U.S., and European interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. However, the Partnership also takes futures positions in the government debt of smaller countries - e.g., Australia. Demeter anticipates that the G-7 countries and Australian interest rates will remain the primary interest rate exposures of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Currency. At September 30, 2004, the Partnership had market exposure in the currency sector. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence
       these fluctuations. The Partnership's primary exposure at
September 30, 2004 was to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership's currency trades will change significantly in the future.

Equity. At September 30, 2004, the Partnership had exposure to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At September 30, 2004, the Partnership's primary exposures were to the NASDAQ (U.S.), DAX (Germany), and Euro Stoxx 50 (Europe) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S. and European stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Commodity.
Energy. The second largest market exposure of the Partnership at September 30, 2004 was to the energy sector. The Partnership's energy exposure at September 30, 2004 was primarily to futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from geopolitical developments, particularly in the
       Middle East, as well as weather patterns and other
economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in price resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Metals. The Partnership's metals exposure at September 30, 2004 was to fluctuations in the price of precious metals, such as gold, and base metals, such as copper, nickel, aluminum, and zinc. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets. The Trading Managers utilize the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Soft Commodities and Agriculturals. At September 30, 2004, the Partnership had exposure to the markets that comprise these sectors. Most of the exposure was to the cotton, sugar, coffee, and corn markets. Supply and demand inequalities, severe weather disruptions and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2004:

Foreign Currency Balances. The Partnership's primary foreign currency balances at September 30, 2004 were in Hong Kong dollars, Japanese yen, British pounds, and euros. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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




       PART II.  OTHER INFORMATION

Item 5.  OTHER INFORMATION

Management.    The following changes have been made to the Board
of Directors and Officers of Demeter:

Mr. Kevin Perry, Chief Financial Officer of Demeter, was confirmed as a principal of Demeter by the National Futures Association on September 3, 2004.

Mr. William D. Seugling, Director of Demeter, was confirmed as a principal of Demeter by the National Futures Association on October 11, 2004.

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
Northfield Trading L.P., dated as of April 16, 1997, is incorporated by reference to Exhibit 10.03 of the
Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (File No. 0-13298).

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

10.09	Amendment to Management Agreement between the Partnership
and Northfield Trading L.P., dated as of November 30,
2000, is incorporated by reference to Exhibit 10.2 of the Partnership's Form 8-K (File No. 0-13298) filed with the
Securities and Exchange Commission on January 3, 2001.

10.10	Securities Account Control Agreement among the
Partnership, Morgan Stanley & Co. Incorporated, and Morgan
Stanley DW Inc., dated as of May 1, 2000, is incorporated by reference to Exhibit 10.03 of the Partnership's Form 8-
K (File No. 0-13298) filed with the Securities and
Exchange Commission on November 13, 2001.

31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
       pursuant to rules 13a-15(e) and 15d-15(e), as
adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer of Demeter
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




                        Dean Witter Cornerstone Fund II
                          (Registrant)

                        By: Demeter Management Corporation
                            (General Partner)

November 15, 2004       By: /s/Kevin Perry
                               Kevin Perry
                               Chief Financial Officer







The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.






















DEAN WITTER CORNERSTONE FUND II
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)