Form 10-K
period 2004-12-31
WITTER DEAN CORNERSTONE FUND II
filed 2005-03-23
CIK 736999

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-K

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 [No Fee Required]
For the year ended December 31, 2004 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 [No Fee Required]
For the transition period from ________________to___________________

Commission File Number 0-13298

	DEAN WITTER CORNERSTONE FUND II

(Exact name of registrant as specified in its Limited Partnership Agreement)

	    NEW YORK		      						13-3212871
(State or other jurisdiction of			   	  (I.R.S. Employer
incorporation or organization)		 	  	 	  Identification No.)


Demeter Management Corporation
330 Madison Avenue, 8th Floor
New York, NY                                		 	  10017
(Address of principal executive offices)		 		(Zip Code)


Registrant?s telephone number, including area code    	    (212) 905-2700


Securities registered pursuant to Section 12(b) of the Act:

									Name of each exchange
   Title of each class  						on which registered

		None								  None

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

Indicate by check-mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant?s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

Indicate by check-mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act).   Yes       No  X

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which Units were sold as of the last business day of the registrant?s most recently completed second fiscal quarter:
$16,693,386 at June 30, 2004.

DOCUMENTS INCORPORATED BY REFERENCE
	(See Page 1)


       <table> DEAN WITTER CORNERSTONE FUND II
INDEX TO ANNUAL REPORT ON FORM 10-K
DECEMBER 31, 2004
<caption>                    Page No.
DOCUMENTS INCORPORATED BY REFERENCE . . . . . . . . . . . . . . . . .  1

Part I.

	 Item 1.	Business . . . . . . . . . . . . . . . . . . . . . . .. .2-5

	 Item 2.		Properties. . . . . . . . . . . . . . . . . . . . . . . .  5

	 Item 3.		Legal Proceedings . . . . . . . . . . . . . . . . . . . .  6

	 Item 4.		Submission of Matters to a Vote of Security Holders . . .  6

Part II.

	 Item 5.		Market for the Registrant?s Partnership Units
				and Related Security Holder Matters . . . . . . . . . .  7-8

	 Item 6.		Selected Financial Data . . . . . . . . . . . . . . . . .  9

	 Item 7.		Management?s Discussion and Analysis of Financial
			Condition and Results of Operations . . . . . . . . . .10-24

	Item	 7A.		Quantitative and Qualitative Disclosures About
				Market Risk. . . . . . . . . .  . . . . . . . . . . .  25-38

	 Item 8.	Financial Statements and Supplementary Data. . . . . . . .39

	 Item 9.		Changes in and Disagreements with Accountants on
			Accounting and Financial Disclosure . . . . . . . . . . . 39

	Item 9A.	Controls and Procedures . . . . . . . . . . . . . . . .40-42

	Item 9B.	Other Information . . . . . . . . . . . . . . . . . . .42-43

Part III.

	Item 10.		Directors and Executive Officers of the Registrant. .  44-50

	Item 11.	Executive Compensation. . . . . . . . . . . . . . . . . . 50

	Item 12.		Security Ownership of Certain Beneficial Owners
			and Management. . . . . . . . . . . . . . . . . . . .. . .51

	Item 13.		Certain Relationships and Related Transactions. . . . . . 51

	Item 14.	Principal Accounting Fees and Services . . . .  . . . .51-52

Part IV.

	Item 15.		Exhibits, Financial Statement Schedules, and
			Reports on Form 8-K . . . . . . . . . . . . . . . . . .53-54

	DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference as follows:



      Documents Incorporated                     Part of Form 10-K


   Partnership?s Prospectus dated
   August 28, 1996, together with
   the Supplement to the Prospectus
   dated May 14, 1999                                    I


   	Annual Report to the Dean Witter
   Cornerstone Funds II, III and IV
   Limited Partners for the year
   ended December 31, 2004                         II, III, and IV




       PART I
Item 1.  BUSINESS

(a) General Development of Business. Dean Witter Cornerstone Fund II (the ?Partnership?) is a New York limited partnership organized in 1983 to engage in the speculative trading of futures contracts, options on futures contracts, and forward contracts on foreign currencies and other commodity interests. The Partnership commenced trading operations on January 2, 1985. The Partnership is one of the Dean Witter Cornerstone Funds, comprised of the Partnership, Dean Witter Cornerstone Fund III, and Dean Witter Cornerstone Fund IV (collectively, the ?Cornerstone Series?).

The Partnership?s general partner is Demeter Management Corporation (?Demeter?). The non-clearing commodity broker is Morgan Stanley DW Inc. (?Morgan Stanley DW?). The clearing commodity brokers are Morgan Stanley & Co. Incorporated (?MS & Co.?) and Morgan Stanley & Co. International Limited (?MSIL?). Demeter, Morgan Stanley DW, MS & Co., and MSIL are wholly-owned subsidiaries of Morgan Stanley. The trading managers to the Partnership are Northfield Trading L.P. and John W. Henry & Company, Inc. (individually, a ?Trading Manager?, or collectively, the ?Trading Managers?).

The Partnership?s net asset value per unit of limited partnership interest (?Unit(s)?) at December 31, 2004 was $4,658.88,
       representing a decrease of 6.5 percent from the net asset value per Unit of $4,981.39 at December 31, 2003. For a more detailed description of the Partnership?s business, see subparagraph (c).

(b) Financial Information about Segments. For financial infor-mation reporting purposes, the Partnership is deemed to engage in one industry segment, the speculative trading of futures, forwards, and options on such contracts. The relevant financial information is presented in Items 6 and 8.

(c) Narrative Description of Business. The Partnership is in the business of speculative trading of futures, forwards, and options pursuant to trading instructions provided by the Trading Managers. For a detailed description of the different facets of the Partnership?s business, see those portions of the Partnership?s prospectus, dated August 28, 1996 (the ?Prospectus?), and the Partnership?s supplement to the Prospectus dated May 14, 1999 (the ?Supplement?), incorporated by reference in this Form 10-K, set forth below.

Facets of Business

  1.  Summary                    1.  ?Summary of the Prospectus?
                                     (Pages 1-9 of the Pros-
                                      pectus).

  2.  Commodities Market         2.  ?The Commodities Market?
                                     (Pages 80-84 of the
                                     Prospectus).

  3.  Partnership?s Commodity    3.  ?Investment Program, Use
      Trading Arrangements and       of Proceeds and Trading
      Policies                       Policies? (Pages 45-47
                                     of the Prospectus) and
                                     ?The Trading Managers?
                                     (Pages 51-74 of the
                                     Prospectus and Pages
                                     S-20 ? S-32 of the
                                     Supplement).

  4.  Management of the Part-    4.  ?The Cornerstone Funds?
      nership                        (Pages 19-24 of the
                                     Prospectus and Pages S-2 ?
                                     S-5 of the Supplement).
                                     ?The General Partner? (Pages
                                     77-79 of the Prospectus
                                     and Pages S-32 ? S-34 of the
                                     Supplement) and ?The
                                     Commodity Brokers? (Pages
                                     79-80 of the Prospectus and
                                     Pages S-34 ? S-36 of the
                                     Supplement).  ?The Limited
                                     Partnership Agreements?
                                     (Pages 86-90 of the
                                     Prospectus).

  5.  Taxation of the Partner-   5.  ?Material Federal Income
      ship?s Limited Partners        Tax Considerations? and
                                     ?State and Local Income
                                     Tax Aspects? (Pages 92-
                                     99 of the Prospectus and
                                     Page S-37 of the Supplement).



(d) Financial Information about Geographic Areas. The Partnership has not engaged in any operations in foreign countries; however, the Partnership (through the commodity brokers) enters into forward contract transactions where foreign banks are the contracting party and trades futures, forwards, and options on foreign exchanges.

(e) Available Information. The Partnership files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports with the Securities and Exchange Commission (?SEC?). You may read and copy any document filed by the Partnership at the SEC?s Public Reference Room at Room 1024, 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the Public Reference Room. The Partnership does not maintain an internet website, however, the SEC maintains a website that contains annual, quarterly, and current reports, proxy statements, and other information that issuers (including the Partnership) file electronically with the SEC. The SEC?s website address is http://www.sec.gov.

Item 2.  PROPERTIES
The Partnership?s executive and administrative offices are located within the offices of Morgan Stanley DW. The Morgan Stanley DW offices utilized by the Partnership are located at 330 Madison
Avenue, 8th Floor, New York, NY  10017.

Demeter changed its address in August 2004 from 825 Third Avenue,
9th Floor, New York, NY 10022 to 330 Madison Avenue, 8th Floor,
New York, NY 10017.

Item 3.  LEGAL PROCEEDINGS
None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

      	PART II

Item 5.  MARKET FOR THE REGISTRANT?S PARTNERSHIP UNITS AND RELATED
	    SECURITY HOLDER MATTERS


(a) Market Information. There is no established public trading market for Units of the Partnership.

(b) Holders. The number of holders of Units at December 31, 2004 was approximately 1,489.

(c) Distributions. No distributions have been made by the Partnership since it commenced trading operations on January 2, 1985. Demeter has sole discretion to decide what distributions, if any, shall be made to investors in the Partnership. Demeter currently does not intend to make any distributions of Partnership?s profits.

(d) Use of Proceeds. The offering for the Partnership originally commenced on May 31, 1984 and was closed to new investors September 30, 1994. Units of the Partnership were sold afterwards solely through ?exchanges? between existing investors within the Cornerstone Series at 100% of net asset value per Unit. Effective with the April 30, 2000 monthly closing, the exchange privilege within the Cornerstone Series was terminated. However, limited partners retained the ability to execute exchanges out of a Cornerstone fund into other funds outside the Cornerstone Series subject to certain restrictions set forth in the applicable
       Limited Partnership Agreements.  Morgan Stanley DW pays all expenses in connection with the exchanging of Units without reimbursement and therefore, 100% of the proceeds from exchanges out of the Partnership are applied to the working capital of the funds outside the Cornerstone Series receiving the exchanges in. Please refer to the ?Investment Programs, Use of Proceeds and Trading Policies? section of the Prospectus.



















       <table>
Item 6.  SELECTED FINANCIAL DATA (in dollars)







                                          For the Years Ended December 31,
	   2004   	    2003   	   2002   	       2001        2000

Total Trading Results
including interest            375,596	 2,515,377    	 5,181,204     1,898,394    4,963,877


Net Income (Loss)          (1,543,865)	 134,035     	2,951,248      (358,852)   2,490,547


Net Income (Loss)
Per Unit (Limited
& General Partners)           (322.51)	  18.14        	602.86        (58.74)      454.26


Total Assets               18,779,527	     22,301,695    23,879,130    22,934,774   25,149,757


Total Limited Partners?
Capital                    18,161,154	 21,548,446	    22,899,223    22,185,827   24,168,885


Net Asset Value
Per Unit                     4,658.88	  4,981.39	      4,963.25      4,360.39     4,419.13




       Item 7.  MANAGEMENT?S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION

Liquidity. The Partnership deposits its assets with Morgan Stanley DW as non-clearing broker, and MS & Co. and MSIL as clearing brokers in separate futures, forwards, and options trading accounts established for each Trading Manager. Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership?s trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the Commodity Futures Trading Commission for investment of customer segregated or secured funds. Since the Partnership?s sole purpose is to trade in futures, forwards, and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

The Partnership?s investment in futures, forwards, and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as ?daily price fluctuations limits? or ?daily limits?. Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership from promptly liquidating its futures or options contracts and result in restrictions on redemptions.

There is no limitation on daily price moves in trading forward contracts on foreign currencies. The markets for some world currencies have low trading volume and are illiquid, which may prevent the Partnership from trading in potentially profitable markets or prevent the Partnership from promptly liquidating unfavorable positions in such markets, subjecting it to substantial losses. Either of these market conditions could result in restrictions on redemptions. For the periods covered by this report, illiquidity has not materially affected the Partnership?s assets.

There are no known material trends, demands, commitments, events, or uncertainties at the present time that are reasonably likely to result in the Partnership?s liquidity increasing or decreasing in any material way.

Capital Resources. The Partnership does not have, nor expects to have, any capital assets. Redemptions of Units in the future will affect the amount of funds available for investments in futures, forwards, and options in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future outflows of Units.
       There are no known material trends, favorable or
unfavorable, that would affect, nor any expected material changes to, the Partnership?s capital resource arrangements at the present time.

Off-Balance Sheet Arrangements and Contractual Obligations. The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments that would affect its liquidity or capital resources.

Results of Operations.
General. The Partnership?s results depend on the Trading Managers and the ability of each Trading Manager?s trading program(s) to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership?s operations for each of the three years in the period ended December 31, 2004, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Managers trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Managers or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Managers? trading activities on
       behalf of the Partnership during the period in question.
Past performance is no guarantee of future results.
The Partnership?s results of operations set forth in the financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following:
The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading profit (loss)? for open (unrealized) contracts, and recorded as ?Realized trading profit (loss)? when open positions are closed out. The sum of these amounts, along with the ?Proceeds from Litigation Settlement?, constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, and brokerage commissions expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

       The Partnership recorded total trading results including interest totaling $375,596 and expenses totaling $1,919,461, resulting in a net loss of $1,543,865 for the year ended December 31, 2004. The Partnership?s net asset value per Unit decreased from $4,981.39 at December 31, 2003 to $4,658.88 at December 31,
2004. Total redemptions for the year were $1,875,861 and the Partnership?s ending capital was $18,629,683 at December 31, 2004, a decrease of $3,419,726 from ending capital at December 31, 2003 of $22,049,409.

The most significant trading losses of approximately 11.6% were incurred in the currency markets during the first nine months of the year. Losses during the first quarter resulted from short Japanese yen positions as the yen reversed higher after the Bank of Japan relaxed its plans to weaken the currency. During February, short South African rand positions produced losses as the rand reversed upwards following the release of positive South African economic data. During the second quarter, losses stemmed from Japanese yen and European currency positions versus the U.S. dollar as speculation for increases in U.S. interest rates and the release of mixed U.S. economic data caused the U.S. dollar to trade inconsistently. During the third quarter, long Japanese yen positions versus the U.S. dollar resulted in losses as the U.S. dollar advanced amid a jump in July consumer confidence data. Long positions in European currencies, in addition to the
       South African rand, versus the U.S. dollar contributed to sector losses as upbeat market sentiment strengthened the U.S. dollar?s value during the third quarter. Additional losses resulted during August from short Japanese yen positions versus the U.S. dollar as the U.S. dollar?s value declined due to concerns for U.S. economic growth. Additional losses of approximately 6.4% resulted in the global stock index sector, particularly during May and July. During May, long positions in Japanese and European equity index futures resulted in losses as equity prices declined amid geopolitical concerns and expanding energy prices. Newly established short positions in these markets, as well as in U.S. stock indices, experienced additional losses as prices rebounded later in May. During July, long positions in Japanese, European, and U.S. stock index futures generated losses as prices reversed lower due to the release of disappointing U.S. employment data. During September, short positions in European and U.S. stock index futures experienced losses as global equity prices increased amid tame U.S. inflation data and a better-than-expected jobless outlook. Losses of approximately 4.3% incurred in the metals markets resulted largely during the second and third quarter of the year. During April, long positions in both precious and base metals experienced losses amid fears of reduced demand from China resulting from the U.S. dollar?s sudden strength. During May, short futures positions in gold and nickel produced losses as prices reversed upwards in response to a lower U.S. dollar value.
       During July, long futures positions in precious and base metals incurred losses as a slowdown in demand from China and a rebound in the U.S. dollar?s value negatively affected prices. During September, short positions in precious and base metals generated losses as prices moved higher in response to continued demand from China, reports of lower-than-expected inventories, and a decline in the U.S. dollar. A portion of the Partnership?s overall losses for the year was offset by gains of approximately 14.6% recorded in the energy markets from long futures positions in crude oil and its related products as low market supply, falling inventory levels, and fears of potential terrorist activity in the Middle East pushed prices higher throughout a majority of the year. Additional Partnership profits of approximately 2.9% were established in the global interest rate markets as long positions in European and U.S. interest rate futures benefited during the first and fourth quarter from prospects for weak economic growth spurred by fears of terrorism and higher energy prices. Smaller profits of approximately 0.1% were achieved in the agricultural markets from long futures positions in corn as growing U.S. exports and heightened demand from Asia pushed prices higher during the first quarter.

The Partnership recorded total trading results including interest totaling $2,515,377 and expenses totaling $2,381,342, resulting in net income of $134,035 for the year ended December 31, 2003. The Partnership?s net asset value per Unit increased
       from $4,963.25 at December 31, 2002 to $4,981.39 at
December 31, 2003. Total redemptions for the year were $1,566,534 and the Partnership?s ending capital was $22,049,409 at December 31, 2003, a decrease of $1,432,499 from ending capital at December 31, 2002 of $23,481,908.

The most significant trading gains of approximately 12.1% were recorded in the currency markets, mainly throughout the fourth quarter, from long positions in a variety of major and minor currencies versus the U.S. dollar. A confluence of factors including concerns regarding U.S. budget and trade deficits, a dip in consumer confidence, an outbreak of Mad Cow Disease in the U.S., and fears of a potential terrorist attack forced the U.S. dollar to retreat. The Partnership?s largest gains were achieved during December from long positions in the euro, British pound, and Australian and New Zealand dollars versus the U.S. dollar. Weakness in the U.S. dollar during the first quarter also contributed to currency gains for the year. Additional gains of approximately 2.5% were incurred in the metals markets by long futures positions in base and precious metals. During December, profits were made on long futures positions in base metals, such as copper, aluminum, and nickel, as well as from long futures positions in precious metals such as gold and silver. Copper and nickel prices rose to six and fourteen years high respectively, benefiting from increased demand from China and the strengthening of the global economy. Meanwhile, gold and silver prices
       continued to soar as investors sought a ?safe-haven? from the falling U.S. dollar and an increased risk of terrorism. In the global stock index markets, gains of approximately 1.3% contributed to the Partnership?s gains for the year. During June, long positions in European stock index futures resulted in profits as prices strengthened amid the release of positive U.S. economic data and expectations of a U.S. interest rate cut. Long positions in Japanese stock index futures also produced gains as prices rallied amid increased foreign demand for Japanese equities. Long positions in Asian stock index futures resulted in further gains during August as Asian equity prices drew strength from robust Japanese economic data and gains in the U.S. equity markets. A portion of the Partnership?s overall gains for the year was offset by losses of approximately 7.2% in the agricultural markets. During August, positions in cotton futures returned losses as prices moved without consistent direction. Additional losses were recorded from positions in corn futures during August and September as volatile prices resulted from supply data and weather related concerns. Long positions in coffee futures during September and sugar positions during December compounded sector losses. In the energy markets, losses of approximately 4.4%, largely incurred during October, also offset a portion of the Partnership?s gains for the year. During October, the Partnership entered the month with short natural gas positions, but these positions proved unprofitable as prices rallied during the first part of the month. In response to
       rising natural gas prices, the Partnership reversed its position from short to long, only to see prices decline in the later part of the month. December also added to losses from short natural gas futures positions. Additional losses were incurred from short crude oil positions during September and October as prices moved higher in response to supply fears resulting primarily from geopolitical tensions. Additional losses of approximately 2.2% were incurred in the global interest rate markets, primarily during the fourth quarter. Long positions in European interest rate futures recorded losses during October as bond prices were negatively impacted by the release of positive U.S. economic data and inflation concerns. During December, short European interest rate futures positions suffered losses as economic data released throughout the month indicated that inflation in the U.S. remained under control, despite the strengthening of the U.S. economy and reinforcing the belief that the U.S. Federal Reserve would remain committed to keeping U.S. rates at their current low levels.

The Partnership recorded total trading results including interest totaling $5,181,204 and expenses totaling $2,229,956, resulting in net income of $2,951,248 for the year ended December 31, 2002. The Partnership?s net asset value per Unit increased from $4,360.39 at December 31, 2001 to $4,963.25 at December 31,
2002. Total redemptions for the year were $2,167,076, and the Partnership?s ending capital was $23,481,908 at December 31,
       2002, an increase of $784,172 from ending capital at
December 31, 2001 of $22,697,736.

The most significant trading gains of approximately 11.8% were recorded in the currency markets from long positions in the euro, Norwegian krone, and Swiss franc relative to the U.S. dollar as the value of the U.S. dollar weakened during the second quarter, as well as in December, amid investors? fears concerning increased tensions in the Middle East and prolonged uncertainty regarding the U.S. economy. Elsewhere in the currency markets, gains were recorded from long positions in the Australian dollar and South African rand versus the U.S. dollar as the value of both currencies strengthened amid rising gold prices. Additional gains of approximately 2.2% were recorded in the global interest rate futures markets from long positions in Japanese interest rate futures as prices trended higher during the second and third quarter amid continued uncertainty regarding a Japanese economic recovery. Smaller gains of approximately 0.8% were recorded in the energy futures markets from long positions in natural gas futures during March, August, September, and December as prices trended higher on supply concerns and weather related factors. A portion of the Partnership?s gains was offset by losses of approximately 2.0% in the agricultural futures markets from positions in sugar and coffee futures as prices moved erratically throughout most of the year. Smaller losses in the agricultural futures markets were incurred from long positions in cotton
       futures as prices moved without consistent direction
during the first and third quarter amid shifting supply and demand concerns. In the metals futures markets, losses of approximately 1.2% were recorded from positions in copper and aluminum futures as an uncertain U.S. economic outlook resulted in trendless price activity among industrial metals throughout most of the year.

For an analysis of unrealized gains and (losses) by contract type and a further description of 2004 trading results, refer to the Partnership?s Annual Report to Limited Partners for the year ended December 31, 2004, which is incorporated by reference to Exhibit
13.01 of this Form 10-K.

The Partnership?s gains and losses are allocated among its partners for income tax purposes.

Market Risk.
Financial Instruments. The Partnership is a party to financial instruments with elements of off-balance sheet market and credit risk. The Partnership trades futures contracts, options on futures contracts, and forward contracts on foreign currencies and other commodity interests. In entering into these contracts, the Partnership is subject to the market risk that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable.
       If the markets should move against all of the positions held by the Partnership at the same time, and if the Trading Managers were unable to offset positions of the Partnership, the Partnership could lose all of its assets and the limited partners would realize a 100% loss.

In addition to the Trading Managers? internal controls, the Trading Managers must comply with the Partnership?s trading policies that include standards for liquidity and leverage that must be maintained. The Trading Managers and Demeter monitor the Partnership?s trading activities to ensure compliance with the trading policies and Demeter can require the Trading Managers to modify positions of the Partnership if Demeter believes they violate the Partnership?s trading policies.

Credit Risk.
In addition to market risk, in entering into futures, forward, and options contracts there is a credit risk to the Partnership that the counterparty on a contract will not be able to meet its obligations to the Partnership. The ultimate counterparty or guarantor of the Partnership for futures, forward, and options contracts traded in the United States and most foreign exchanges on which the Partnership trades is the clearinghouse associated with such exchange. In general, a clearinghouse is backed by the membership of the exchange and will act in the event of non-performance by one of its members or one of its member?s
       customers, which should significantly reduce this credit risk. There is no assurance that a clearinghouse, exchange, or other exchange member will meet its obligations to the Partnership, and Demeter and the commodity brokers will not indemnify the Partnership against a default by such parties. Further, the law is unclear as to whether a commodity broker has any obligation to protect its customers from loss in the event of an exchange or clearinghouse defaulting on trades effected for the broker?s customers. In cases where the Partnership trades off-exchange forward contracts with a counterparty, the sole recourse of the Partnership will be the forward contract?s counterparty.

Demeter deals with these credit risks of the Partnership in several ways. First, it monitors the Partnership?s credit exposure to each exchange on a daily basis. The commodity brokers inform the Partnership, as with all their customers, of its net margin requirements for all its existing open positions, and Demeter has installed a system which permits it to monitor the Partnership?s potential net credit exposure, exchange by exchange, by adding the unrealized trading gains on each exchange, if any, to the Partnership?s margin liability thereon.

Second, the Partnership?s trading policies limit the amount of its net assets that can be committed at any given time to futures contracts and require a minimum amount of diversification in the Partnership?s trading, usually over several different products and
       exchanges.  Historically, the Partnership?s exposure to any one exchange has typically amounted to only a small percentage of its total net assets and on those relatively few occasions where the Partnership?s credit exposure climbs above such level, Demeter deals with the situation on a case by case basis, carefully weighing whether the increased level of credit exposure remains appropriate. Material changes to the trading policies may be made only with the prior written approval of the limited partners owning more than 50% of Units then outstanding.

Third, with respect to forward contracts trading, the Partnership trades with only those counterparties which Demeter, together with Morgan Stanley DW, have determined to be creditworthy. The
Partnership presently deals with MS & Co. as the sole counterparty on forward contracts.

For additional information, see the ?Financial Instruments?
section under ?Notes to Financial Statements? in the Partnership?s Annual Report to Limited Partners for the year ended December 31,
2004, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.

Inflation has not been a major factor in the Partnership?s operations.

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

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, forwards, and options are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract, however, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily
       maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co.

The Partnership?s total market risk may increase or decrease as it is influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership?s open positions, the volatility present within the markets, and the liquidity of the markets.

The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and 15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership to typically be many times the total capitalization of the Partnership.

The Partnership?s past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership?s market risk is limited by the uncertainty of its speculative trading. The Partnership?s speculative trading and use of leverage may cause future losses and volatility (i.e. ?risk of ruin?) that far exceed the Partnership?s experiences to date under the ?Partnership?s Value at Risk in Different Market Sectors? section and significantly exceed the Value at Risk (?VaR?) tables disclosed.
       Limited partners will not be liable for losses exceeding the current net asset value of their investment.

Quantifying the Partnership?s Trading Value at Risk
The following quantitative disclosures regarding the Partner-ship?s market risk exposures contain ?forward-looking statements? within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities
Act of 1933 and Section 21E of the Securities Exchange Act of
1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of the Partnership?s open positions is directly reflected in the Partnership?s earnings and cash flow.

The Partnership?s risk exposure in the market sectors traded by the Trading Managers is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risks including equity and commodity prices,
       interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case of outcome. Demeter uses approximately four years of daily market data (1,000 observations) and revalues its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily ?simulated profit and loss? outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

The Partnership?s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.


       VaR models, including the Partnership?s, are continuously evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Managers in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly titled measures used by other entities.

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total net assets by primary market risk category at December 31, 2004 and 2003. At December 31, 2004 and 2003, the Partnership?s total capital-ization was approximately $19 million and $22 million, respectively.

Primary Market 	   December 31, 2004    December 31, 2003
Risk Category	 	   	Value at Risk	      Value at Risk

Currency		 	    	   (3.12)%  		    (2.50)%
Equity		  		   (1.03)			    (0.87)

Interest Rate		    	   (0.98) 		    (0.96)

Commodity		  		   (1.62)      	    (1.74)

Aggregate Value at Risk	   (3.85)%		    (3.32)%






       The VaR for a market category represents the one-day
downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents the VaR of the Partnership?s open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day, which could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the December 31, 2004 VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from January 1, 2004 through December 31, 2004.

Primary Market Risk Category   High      Low       Average
Currency					(3.12)%	(1.28)%	 (1.93)%
Equity   					(1.03)	(0.73)	 (0.88)
Interest Rate				(1.58)	(0.83)	 (1.07)
Commodity 				(4.18)	(1.62)	 (2.49)
Aggregate Value at Risk		(4.75)%	(2.37)%	 (3.49)%

Limitations on Value at Risk as an Assessment of Market Risk
VaR models permit estimation of a portfolio?s aggregate market risk exposure, incorporating a range of varied market risks;
reflect risk reduction due to portfolio diversification or hedging activities; and can cover a wide range of portfolio assets.
However, VaR risk measures should be viewed in light of the methodology?s limitations, which include, but may not be limited to the following:
*	past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
*	changes in portfolio value caused by market movements may
differ from those of the VaR model;
*	VaR results reflect past market fluctuations applied to
current trading positions while future risk depends on future positions;
*	VaR using a one-day time horizon does not fully capture the
market risk of positions that cannot be liquidated or hedged within one day; and
*	the historical market risk factor data used for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

       In addition, the VaR tables above, as well as the past performance of the Partnership, give no indication of the Partnership?s potential ?risk of ruin?.

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at December 31, 2003 and for the four quarter-end reporting periods during calendar year 2004. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion (approximately 73% as of December 31, 2004) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates would result in a decline in the Partnership?s cash
       management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures ? except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures ? constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership?s primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Managers for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of
       new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at December 31, 2004, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency.	 The primary market exposure of the Partnership at
December 31, 2004 was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership?s primary exposure at December 31, 2004 was to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.


       Equity.	At December 31, 2004 the Partnership had market
exposure to equity sector. Exposure was to equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At December 31, 2004, the Partnership?s primary exposures were to the DAX (Germany), NASDAQ (U.S.), and Euro Stoxx 50 (Europe) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S. and European stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Interest Rate.	 At December 31, 2004 the Partnership had market
exposure to the global interest rate sector. Exposure was primarily spread across the Japanese, U.S., and European interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. However, the Partnership also takes futures positions in the government
       debt of smaller nations - e.g., Australia.  Demeter
anticipates that the G-7 countries and Australian interest rates will remain the primary interest rate exposures of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Commodity.
Energy. The second largest market exposure of the Partnership at December 31, 2004 was to the energy sector. Exposure was primarily to futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Metals.	At December 31, 2004, the Partnership had market
exposure in the metals sector. The Partnership?s metals exposure at December 31, 2004 was to fluctuations in the price of base metals, such as copper, nickel, aluminum, and
       zinc, and precious metals, such as gold and silver.
Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Managers utilize the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Soft Commodities and Agriculturals. At December 31, 2004, the Partnership had market exposure to the markets that comprise these sectors. Most of the exposure was to the cotton, sugar, coffee, cocoa, and corn markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at December 31, 2004:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at December 31, 2004 were in Hong Kong dollars, Japanese yen, euros, and British pounds. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

       Qualitative Disclosures Regarding Means of Managing Risk
Exposure
The Partnership and the Trading Managers, separately, attempt to manage the risk of the Partnership?s open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership?s assets among different Trading Managers in a multi-manager Partnership, each of whose strategies focus on different market sectors and trading approaches, and by monitoring the performance of the Trading Managers daily. In addition, the Trading Managers establish diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

Demeter monitors and controls the risk of the Partnership?s non-trading instrument, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Managers.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Financial Statements are incorporated by reference to the Partnership?s Annual Report which is filed as Exhibit 13.01 hereto.

Supplementary data specified by Item 302 of Regulation S-K:

Summary of Quarterly Results (Unaudited)


Quarter      Total Trading Results      Net          Net Income/
Ended         including interest   Income/(Loss)   (Loss) Per Unit

2004
March 31 		  $   534,489		$    (4,147)	  $   (4.12)
June 30	        (3,578,242)	 	 (4,058,333)	    (943.52)
September 30	      108,193	  	   (333,159)	     (76.58)
December 31	    3,311,156		  2,851,774	     701.71

Total			  $   375,596		$(1,543,865)	  $ (322.51)

2003
March 31 		  $ 2,744,027		$ 1,818,283	  $  383.26
June 30	          (228,825)	   	   (730,500)	    (159.22)
September 30	     (794,806)	 	 (1,216,956)	    (267.65)
December 31	      794,981		    263,208	      61.75

Total			  $ 2,515,377		$   134,035	  $   18.14


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
	   ACCOUNTING AND FINANCIAL DISCLOSURE


None.

Item 9A.  CONTROLS AND PROCEDURES
   (a)	As of the end of the period covered by this annual
report, the President and Chief Financial Officer of Demeter, the general partner of the Partnership, have evaluated the effectiveness of the Partnership?s disclosure controls and procedures (as defined in Rules
13a-15(e) and 15d-15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

   (b)	There have been no material changes during the period
covered by this annual report in the Partnership?s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Management?s Report on Internal Control Over Financial Reporting
Demeter is responsible for the management of the Partnership.

Management of Demeter (?Management?) is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

The Partnership?s internal control over financial reporting includes those policies and procedures that:

*	Pertain to the maintenance of records that, in reasonable
detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

*	Provide reasonable assurance that transactions are recorded
as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Partnership?s transactions are being made only in accordance with authorizations of Management and directors;
and

*	Provide reasonable assurance regarding prevention or timely
detection of unauthorized acquisition, use or disposition of the Partnership?s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

       Management assessed the effectiveness of the Partnership?s internal control over financial reporting as of December 31, 2004. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment and those criteria, Management believes that the Partnership maintained effective internal control over financial reporting as of December 31, 2004.

Deloitte & Touche LLP, the Partnership?s independent registered public accounting firm, has issued an audit report on Management?s assessment of the Partnership?s internal control over financial reporting and on the effectiveness of the Partnership?s internal control over financial reporting. This report, which expresses unqualified opinions on Management?s assessment and on the effectiveness of the Partnership?s internal control over financial reporting, appears under ?Report of Independent Registered Public Accounting Firm? in the Partnership?s Annual Report to Limited Partners for the year ended December 31, 2004.

Item 9B.  OTHER INFORMATION
The Board of Directors of Demeter, the general partner of the registrant, approved the engagement of Ernst & Young LLP as the registrant?s principal accountant for tax purposes. Ernst & Young LLP was engaged by the registrant on November 1, 2004. Deloitte & Touche LLP will continue as the registrant?s principal accountant and audit the financial statements of the registrant.
       There have been no material disagreements with Deloitte &
Touche LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

























       PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


There are no directors or executive officers of the Partnership.
The Partnership is managed by Demeter.

Directors and Officers of the General Partner
The directors and executive officers of Demeter are as follows:

Mr. Jeffrey D. Hahn resigned his position as Chief Financial
Officer and Director of Demeter.

Mr. Jeffrey S. Swartz resigned his position as a Director of Demeter.

Mr. Jeffrey A. Rothman, age 43, is the Chairman of the Board of Directors and President of Demeter. Mr. Rothman is the Managing Director of Morgan Stanley Managed Futures, responsible for overseeing all aspects of the firm?s managed futures department. Mr. Rothman has been with the managed futures department for eighteen years. Throughout his career, Mr. Rothman has helped with the development, marketing, and administration of approximately 40 commodity pools. Mr. Rothman is an active member of the Managed Funds Association and has recently served on its Board of Directors. Mr. Rothman has a B.A. degree in Liberal Arts from Brooklyn College, New York.
       Mr. Richard A. Beech, age 53, is a Director of Demeter.
Mr. Beech has been associated with the futures industry for over 25 years. He has been at Morgan Stanley DW since August 1984 where he is presently an Executive Director and head of Futures, Forex & Metals. Mr. Beech began his career at the Chicago Mercantile Exchange, where he became the Chief Agricultural Economist doing market analysis, marketing, and compliance. Prior to joining Morgan Stanley DW, Mr. Beech worked at two investment banking firms in operations, research, managed futures, and sales management. Mr. Beech has a B.S. degree in Business Administration from Ohio State University and an M.B.A. degree from Virginia Polytechnic Institute and State University.

Mr. Raymond A. Harris, age 48, is a Director of Demeter. Mr. Harris is currently Managing Director and head of Client Solutions for Morgan Stanley Individual Investor Group (?IIG?), a Board Member of Morgan Stanley DW Inc., and Director of Morgan Stanley Trust. Mr. Harris joined Morgan Stanley in 1982 and served in financial and operational assignments for Dean Witter Reynolds.
In 1994, he joined the Discover Financial Services division, leading restructuring and product development efforts. Mr. Harris became Chief Administrative Officer for Morgan Stanley Investment Management in 1999. In 2001, he was named head of Global Products and Services for Investment Management. Mr. Harris has an M.B.A.
       in Finance from the University of Chicago and a B.A. degree from Boston College.

Mr. Frank Zafran, age 50, is a Director of Demeter. Mr. Zafran is an Executive Director of Morgan Stanley and, in September 2002, was named Chief Administrative Officer of Morgan Stanley?s Client Solutions Division. Mr. Zafran joined the firm in 1979 and has held various positions in Corporate Accounting and the Insurance Department, including Senior Operations Officer ? Insurance Division, until his appointment in 2000 as Director of 401(k) Plan Services, responsible for all aspects of 401(k) Plan Services including marketing, sales, and operations. Mr. Zafran received a B.S. degree in Accounting from Brooklyn College, New York.

Mr. Douglas J. Ketterer, age 39, is a Director of Demeter. Mr. Ketterer is a Managing Director and has had responsibility for managing a number of departments at Morgan Stanley over the years, most recently as head of the Investment Solutions Group, which is comprised of a number of departments which offer products and services through Morgan Stanley?s IIG (including Managed Futures, Alternative Investments, Insurance Services, Personal Trust, Corporate Services, and others). Mr. Ketterer joined the firm in 1990 in the Corporate Finance Division as a part of the Retail Products Group. He later moved to the origination side of Investment Banking, and then, after the merger between Morgan Stanley and Dean Witter, served in the Product Development Group
       at Morgan Stanley Dean Witter Advisors (now known as Morgan
Stanley Funds). From the summer of 2000 to the summer of 2002, Mr. Ketterer served as the Chief Administrative Officer for Morgan Stanley Investment Management, where he headed the Strategic Planning & Administrative Group. Mr. Ketterer received his M.B.A. from New York University?s Leonard N. Stern School of Business and his B.S. in Finance from the University at Albany?s School of Business.

Mr. Todd Taylor, age 42, is a Director of Demeter. Mr. Taylor began his career with Morgan Stanley in June 1987 as a Financial Advisor in the Dallas office. In 1995, he joined the Management Training Program in New York and was appointed Branch Manager of the Missouri and southern Illinois branch offices in 1997. Three years later, in 2000, Mr. Taylor was appointed to a newly created position, Director of IIG Learning and Development, before becoming the Director of IIG Strategy in 2002. Most recently, Mr. Taylor has taken on a new role as the High Net Worth Segment Director. Mr. Taylor graduated from Texas Tech University with a B.B.A. in Finance.

Mr. William D. Seugling, age 35, is a Director of Demeter. Mr. Seugling is a Managing Director at Morgan Stanley and currently serves as Director of Client Solutions for U.S. Private Wealth Management. Mr. Seugling joined Morgan Stanley in June 1993 as an Associate in Equity Structured Products having previously worked
       in research and consulting for Greenwich Associates from
October 1991 to June 1993. Since 1994, he has focused broadly on analysis and solutions for wealthy individuals and families culminating in his current role within the division. He was named Vice President in 1996 and an Executive Director in 1999. Mr. Seugling graduated cum laude from Bucknell University with a B.S. in Management and a concentration in Chemistry.

Ms. Louise M. Wasso-Jonikas, age 51, is a Director of Demeter. Ms. Wasso-Jonikas is a Managing Director of Morgan Stanley and the Director of Alternative Investments for the IIG of Morgan Stanley. Ms. Wasso-Jonikas was Co-Founder, President, and Chief Operating Officer of Graystone Partners, an objective consulting firm, from 1993 to 1999, when Graystone was acquired by Morgan Stanley. Prior to founding Graystone, Ms. Wasso-Jonikas was a Senior Vice President at Bessemer Trust and opened their Chicago office. She also was a Vice President at the Northern Trust in their Wealth Management Services Group where she worked exclusively with their largest private clients and family offices throughout the U.S. and abroad, serving their broad investment and custody needs. Ms. Wasso-Jonikas also worked as an equity block trader with Goldman Sachs and with Morgan Stanley advising and managing money for private clients. Ms. Wasso-Jonikas? focus is on developing a robust external manager platform utilizing alternative managers for Morgan Stanley?s IIG private clients as
       well as overseeing some of the Morgan Stanley?s largest client relationships. Ms. Wasso-Jonikas holds a B.A. in Economics from Mount Holyoke College and an M.B.A in Finance from the University of Chicago Graduate School of Business.

Mr. Kevin Perry, age 35, is the Chief Financial Officer of Demeter. Mr. Perry currently serves as an Executive Director and Controller within the IIG at Morgan Stanley. Mr. Perry joined Morgan Stanley in October 2000 and is also Chief Financial Officer of Morgan Stanley Trust National Association, Van Kampen Funds Inc., and Morgan Stanley Distribution, Inc. Prior to joining Morgan Stanley, Mr. Perry worked as an auditor and consultant in the financial services practice of Ernst & Young LLP from October 1991 to October 2000. Mr. Perry received a B.S. degree in Accounting from the University of Notre Dame in 1991 and is a Certified Public Accountant.

All of the foregoing directors have indefinite terms.

The Audit Committee
The Partnership is operated by its general partner, Demeter, and does not have an audit committee. The entire Board of Directors of Demeter serves as the audit committee. None of the directors are considered to be ?independent? as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of
       1934, as amended.  The Board of Directors of Demeter has determined that Mr. Kevin Perry is the audit committee financial expert.

Code of Ethics
The Partnership has not adopted a code of ethics that applies to the Partnership?s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Partnership is operated by its general partner, Demeter. The President, Chief Financial Officer and each member of the Board of Directors of Demeter are employees of Morgan Stanley and are subject to the code of ethics adopted by Morgan Stanley, the text of which can be viewed on Morgan Stanley?s website at http://www.morganstanley.com/ourcommitment/ codeofconduct.html.

Item 11.  EXECUTIVE COMPENSATION
The Partnership has no directors and executive officers. As a limited partnership, the business of the Partnership is managed by Demeter, which is responsible for the administration of the business affairs of the Partnership but receives no compensation for such services.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
		MANAGEMENT

(a)	Security Ownership of Certain Beneficial Owners - At December
31, 2004, there were no persons known to be beneficial owners of more than 5 percent of the Units.

(b)	Security Ownership of Management - At December 31, 2004,
Demeter owned 100.567 Units of general partnership interest, representing a 2.51 percent interest in the Partnership.

(c)	Changes in Control ? None.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Refer to Note 2 ? ?Related Party Transactions? of ?Notes to Financial Statements?, in the accompanying Annual Report to Limited Partners for the year ended December 31, 2004, which is incorporated by reference to Exhibit 13.01 of this Form 10-K. In its capacity as the Partnership?s retail commodity broker, Morgan Stanley DW received commodity brokerage commissions (paid and accrued by the Partnership) of $1,104,683 for the year ended December 31, 2004.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
The Partnership pays accounting fees as discussed in Note 1 to the Financial Statements, ?Operating Expenses?, in the Annual Report to the Limited Partners for the year ended December 31, 2004.
(1) 	Audit Fees.  The aggregate fees for professional services
rendered by Deloitte & Touche LLP in connection with their audit of the Partnership?s financial statements and reviews of the financial statements included in the Quarterly Reports on Form 10-Q and in connection with statutory and regulatory filings for the years ended December 31, 2004 were approximately $36,190 and for the year ended December 31, 2003 were $34,403.

(2)	Audit-Related Fees. There were no fees for assurance and
related services rendered by Deloitte & Touche LLP for the years ended December 31, 2004 and 2003.

(3)	Tax Fees.  The aggregate fees for tax compliance services
rendered by Ernst & Young LLP were approximately $30,446 and Deloitte & Touche LLP were $29,559 for the years ended December
31, 2004 and 2003, respectively.

(4)  All Other Fees.  None.

As of the date of this Report, the Board of Directors of Demeter has not adopted pre-approval policies and procedures. As a
       result, all services provided by Ernst & Young LLP and
Deloitte & Touche LLP must be directly pre-approved by the Board of Directors of Demeter. Additionally, all services provided by Deloitte & Touche LLP and Ernst & Young LLP must be communicated to Morgan Stanley?s Audit Director.


       PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         	FORM 8-K

(a)	1. Listing of Financial Statements
The following financial statements and report of independent registered public accounting firm, all appearing in the
accompanying Annual Report to Limited Partners for the year ended
December 31, 2004, are incorporated by reference to Exhibit 13.01 of this Form 10-K:
-	Report of Deloitte & Touche LLP, independent registered public accounting firm, for the years ended December 31, 2004, 2003, and 2002.

-	Statements of Financial Condition, including the Schedules of
Investments, as of December 31, 2004 and 2003.

-	Statements of Operations, Changes in Partners' Capital, and
Cash Flows for the years ended December 31, 2004, 2003, and
2002.

-  Notes to Financial Statements.

With the exception of the aforementioned information and the information incorporated in Items 7, 8, and 13, the Annual Report to Limited Partners for the year ended December 31, 2004 is not deemed to be filed with this report.

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


				DEAN WITTER CORNERSTONE FUND II
					(Registrant)

				BY:	Demeter Management Corporation,
					General Partner

March 31, 2005		BY:/s/Jeffrey A. Rothman
					 Jeffrey A. Rothman,
					 President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.

BY: /s/	Jeffrey A. Rothman					March 31, 2005
         	Jeffrey A. Rothman, President

    /s/	Richard A. Beech						March 31, 2005
 	    	Richard A. Beech, Director

    /s/	Raymond A. Harris					March 31, 2005
 	    	Raymond A. Harris, Director

    /s/	Frank Zafran						March 31, 2005
 	    	Frank Zafran, Director

    /s/ 	Douglas J. Ketterer 					March 31, 2005
        	Douglas J. Ketterer, Director

    /s/	Todd Taylor							March 31, 2005
 	    	Todd Taylor, Director

    /s/    William D. Seugling		           		March 31, 2005
	    	William D. Seugling, Director

    /s/	Louise M. Wasso-Jonikas				March 31, 2005
    	 	Louise M. Wasso-Jonikas, Director

    /s/	Kevin Perry							March 31, 2005
         	Kevin Perry, Chief Financial Officer






       EXHIBIT INDEX
ITEM
3.01	Limited Partnership Agreement of the Partnership, dated as
of December 7, 1983, as amended as of May 11, 1984, is
incorporated by reference to Exhibit 3.01 of the
Partnership?s Annual Report on Form 10-K for the fiscal
year ended September 30, 1984 (File No. 0-13298).
10.01	Management Agreement among the Partnership, Demeter and
John W. Henry & Company, Inc. dated November 15, 1983, is incorporated by reference to Exhibit 10.03 of the
Partnership?s Annual Report on Form 10-K for the fiscal
year ended September 30, 1984 (File No. 0-13298).
10.02	Dean Witter Cornerstone Funds Exchange Agreement, dated as
of May 31, 1984, is incorporated by reference to Exhibit
10.04 of the Partnership?s Annual Report on Form 10-K for
the fiscal year ended September 30, 1984 (File No. 0-
13298).
10.03	Management Agreement among the Partnership, Demeter and
Northfield Trading L.P., dated as of April 16, 1997, is incorporated by reference to Exhibit 10.03 of the
Partnership?s Annual Report on Form 10-K for the fiscal
year ended December 31, 1997 (File No. 0-13298).
10.04	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW Inc., dated as of June
22, 2000, is incorporated by reference to Exhibit 10.01 of
the Partnership?s Form 8-K (File No. 0-13298) filed with
the Securities and Exchange Commission on November 13,
2001.
10.05	Commodity Futures Customer Agreement between Morgan
Stanley & Co. Incorporated and the Partnership, and
acknowledged and agreed to by Morgan Stanley DW Inc.,
dated as of May 1, 2000, is incorporated by reference to
Exhibit 10.02 of the Partnership?s Form 8-K (File No. 0-
13298) filed with the Securities and Exchange Commission
on November 13, 2001.
10.06	Customer Agreement between the Partnership and Morgan
Stanley & Co. International Limited, dated as of May 1,
2000, is incorporated by reference to Exhibit 10.04 of the Partnership?s Form 8-K (File No. 0-13298) filed with the
Securities and Exchange Commission on November 13, 2001.
       10.07	Foreign Exchange and Options Master Agreement
between Morgan Stanley & Co. Incorporated and the
Partnership, dated as of April 30, 2000, is incorporated
by reference to Exhibit 10.05 of the Partnership?s Form 8-
K (File No. 0-13298) filed with the Securities and
Exchange Commission on November 13, 2001.
10.08	Amendment to Management Agreement between the Partnership
and John W. Henry & Company, Inc., dated as of November 30,
2000, is incorporated by reference to Exhibit 10.1 of the Partnership?s Form 8-K (File No. 0-13298) filed with the
Securities and Exchange Commission on January 3, 2001.
10.09	Amendment to Management Agreement between the Partnership
and Northfield Trading L.P., dated as of November 30, 2000,
is incorporated by reference to Exhibit 10.2 of the
Partnership?s Form 8-K (File No. 0-13298) filed with the
Securities and Exchange Commission on January 3, 2001.
10.10	Securities Account Control Agreement among the Partnership,
Morgan Stanley & Co. Incorporated, and Morgan Stanley DW
Inc., dated as of May 1, 2000, is incorporated by reference
to Exhibit 10.03 of the Partnership?s Form 8-K (File No. 0-
13298) filed with the Securities and Exchange Commission on
November 13, 2001.
13.01	December 31, 2004 Annual Report to Limited Partners is
filed herewith.
31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership
pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the
Partnership pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.
32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  Cornerstone
                  Funds

       December 31, 2004
       Annual Report


    [LOGO] Morgan Stanley

DEAN WITTER CORNERSTONE FUNDS

HISTORICAL FUND PERFORMANCE

Presented below is the percentage change in Net Asset Value per Unit from the start of each calendar year each Fund has traded. Also provided is the inception-to-date return and the compound annualized return since inception for each Fund. Past performance is no guarantee of future results.



            1985  1986    1987   1988  1989  1990 1991  1992  1993   1994  1995 1996 1997 1998 1999  2000  2001  2002 2003 2004
FUND         %     %       %      %     %     %    %     %     %      %     %    %    %    %    %     %     %     %    %    %
---------------------------------------------------------------------------------------------------------------------------------
Cornerstone
 Fund II... 20.1 (17.6)   71.6   0.1  (15.1) 47.9 11.0 (1.3)   7.8  (8.9)  26.5 11.5 18.1 12.5 (5.4) 11.5  (1.3) 13.8 0.4  (6.5)
---------------------------------------------------------------------------------------------------------------------------------
Cornerstone
 Fund III.. 54.6 (8.0)    32.5   19.4 (11.4) 18.7 12.0 (11.1) (4.8) (10.0) 27.5 8.2  10.2 9.1  (6.8) (0.3)  0.3  17.9 8.8   7.9
---------------------------------------------------------------------------------------------------------------------------------
Cornerstone
 Fund IV...  --    --     10.6   37.5 (14.1) 57.8 33.5  10.4  (9.1) (14.3) 23.0 13.0 38.4 6.8  (1.1) 14.7  15.9  12.3 13.6 (8.3)
                        (8 mos.)
---------------------------------------------------------------------------------------------------------------------------------

            INCEPTION-  COMPOUND
             TO-DATE   ANNUALIZED
              RETURN     RETURN
FUND            %          %
---------------------------------
Cornerstone
 Fund II...   377.8       8.1
---------------------------------
Cornerstone
 Fund III..   332.7       7.6
---------------------------------
Cornerstone
 Fund IV...   647.4       12.1

---------------------------------

DEMETER MANAGEMENT CORPORATION

330 Madison Avenue, 8th Floor
New York, NY 10017
Telephone (212) 905-2700

DEAN WITTER CORNERSTONE FUNDS
ANNUAL REPORT
2004

Dear Limited Partner:
 This marks the twentieth annual report for Cornerstone Funds II and III and the eighteenth annual report for Cornerstone Fund IV. The Net Asset Value per Unit for each of the three Cornerstone Funds ("Fund(s)") as of December 31, 2004 was as follows:

                                                                       % CHANGE
FUNDS                                                         N.A.V.   FOR YEAR
-------------------------------------------------------------------------------
Cornerstone Fund II                                          $4,658.88   -6.5%
-------------------------------------------------------------------------------
Cornerstone Fund III                                         $4,218.77    7.9%
-------------------------------------------------------------------------------
Cornerstone Fund IV                                          $7,287.51   -8.3%
-------------------------------------------------------------------------------

 Since their inception in 1985, Cornerstone Funds II and III have increased by 377.8% (a compound annualized return of 8.1%) and 332.7% (a compound annualized return of 7.6%), respectively. Since its inception in 1987, Cornerstone Fund IV has increased by 647.4% (a compound annualized return of 12.1%).

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

 Should you have any questions concerning this report, please feel free to contact Demeter Management Corporation, 330 Madison Avenue, 8th Floor, New York, NY 10017 or your Morgan Stanley Financial Advisor.

 I hereby affirm, that to the best of my knowledge and belief, the information contained in this report is accurate and complete. Past performance is no guarantee of future results.

Sincerely,

/s/ Jeffrey A. Rothman
Jeffrey A. Rothman
Chairman of the Board of Directors and President
Demeter Management Corporation
General Partner for
Dean Witter Cornerstone Fund II
Dean Witter Cornerstone Fund III
Dean Witter Cornerstone Fund IV

CORNERSTONE FUND II

                                    [CHART]

                              Year ended December 31, 2004
                              ----------------------------
Currencies                             -11.62%
Interest Rates                           2.95%
Stock Indices                           -6.42%
Energies                                14.61%
Metals                                  -4.32%
Agriculturals                            0.06%



Note:Includes trading results and commissions but does not include other fees or interest income.

FACTORS INFLUENCING ANNUAL TRADING LOSSES:
.. Losses were incurred in the currency markets during the first nine months of the year. Losses during the first quarter resulted from short Japanese yen positions as the yen reversed higher after the Bank of Japan relaxed its plans to weaken the currency. During February, short South African rand positions produced losses as the rand reversed upwards following the release of positive South African economic data. During the second quarter, losses stemmed from Japanese yen and European currency positions versus the U.S. dollar as speculation for increases in U.S. interest rates and the release of mixed U.S. economic data caused the U.S. dollar to trade inconsistently. During the third quarter, long Japanese yen positions versus the U.S. dollar resulted in losses as the U.S. dollar advanced amid a jump in July consumer confidence data. Long positions in European currencies, in addition to the South African rand, versus the U.S. dollar contributed to sector losses as upbeat market sentiment strengthened the U.S. dollar's value during the third quarter. Additional losses resulted during August from short Japanese yen positions versus the U.S. dollar as the U.S. dollar's value declined due to concerns for U.S. economic growth.

CORNERSTONE FUND II



.. Additional losses resulted in the global stock index sector, particularly during May and July. During May, long positions in Japanese and European equity index futures resulted in losses as equity prices declined amid geopolitical concerns and expanding energy prices. Newly established short positions in these markets, as well as in U.S. stock indices, experienced additional losses as prices rebounded later in May. During July, long positions in Japanese, European, and U.S. stock index futures generated losses as prices reversed lower due to the release of disappointing U.S. employment data. During September, short positions in European and U.S. stock index futures experienced losses as global equity prices increased amid tame U.S. inflation data and a better-than-expected jobless outlook.

.. Losses incurred in the metals markets resulted largely during the second and third quarter of the year. During April, long positions in both precious and base metals experienced losses amid fears of reduced demand from China resulting from the U.S. dollar's sudden strength. During May, short futures positions in gold and nickel produced losses as prices reversed upwards in response to a lower U.S. dollar value. During July, long futures positions in precious and base metals incurred losses as a slowdown in demand from China and a rebound in the U.S. dollar's value negatively affected prices. During September, short positions in precious and base metals generated losses as prices moved higher in response to continued demand from China, reports of lower-than-expected inventories and a decline in the U.S. dollar.

FACTORS INFLUENCING ANNUAL TRADING GAINS:
.. Gains were recorded in the energy markets from long futures positions in crude oil and its related products as low market supply, falling inventory levels, and fears of potential terrorist activity in the Middle East pushed prices higher throughout a majority of the year.

.. Additional profits were established in the global interest rate markets as long positions in European and U.S. interest rate futures benefited during the first and fourth quarter from prospects for weak economic growth spurred by fears of terrorism and higher energy prices.

.. Significantly smaller profits were achieved in the agricultural markets from long futures positions in corn as growing U.S. exports and heightened demand from Asia pushed prices higher during the first quarter.

CORNERSTONE FUND III

                                     [CHART]

                              Year ended December 31, 2004
                              ----------------------------
Currencies                              -2.16%
Interest Rates                          -0.40%
Stock Indices                            0.86%
Energies                                 7.36%
Metals                                   3.30%
Agriculturals                            2.42%


Note: Includes trading results and commissions but does not include other fees or interest income.

FACTORS INFLUENCING ANNUAL TRADING GAINS:
.. The most significant gains were recorded in the energy markets from long futures positions in crude oil and its related products as prices trended higher throughout much of the year in response to low market supply, falling inventory levels, and fears of terrorist attacks.

.. Additional gains were recorded in the metals markets, primarily during the first quarter, from long futures positions in base metals, such as copper, as lower supply and heightened demand from Asia caused prices to increase. During March, long futures positions in silver benefited as prices moved higher amid central bank demand triggered by lower currency values.

.. Gains were recorded in the agricultural markets from long futures positions in corn, soybeans, and its related products as prices trended higher during the first and third quarter amid growing U.S. exports and heightened demand from Asia.

CORNERSTONE FUND III



.. Smaller gains recorded in the global stock index markets resulted primarily during the first and fourth quarters of the year. During January, long positions in U.S. stock index futures provided gains as prices rallied on reports of strong company earnings. During December, long U.S. equity index futures positions profited as equity prices trended higher due to stabilizing oil prices, strong corporate earnings, and positive investor sentiment regarding the future of the global economy.

FACTORS INFLUENCING ANNUAL TRADING LOSSES:
.. Losses were incurred in the currency markets during the second and third quarter of the year. During the second quarter, long positions in the Japanese yen versus the U.S. dollar experienced losses as the U.S. dollar advanced following the release of stronger-than-expected U.S. jobs data, while the yen weakened amid Japanese government currency market intervention. During the third quarter, short Japanese yen positions versus the U.S. dollar incurred losses as the U.S. dollar's value declined amid fears of potential terrorist attacks, expanding energy prices, and the release of weaker-than-expected economic data. Short positions in the Japanese yen versus the U.S. dollar also generated losses during December as the U.S. dollar's value depreciated against the yen amid beliefs that the Bush administration took no action to hamper the decline in the U.S. dollar. Long positions in the British pound versus the U.S. dollar also produced losses as the U.S. dollar strengthened during the third quarter amid upbeat market sentiment.

.. Relatively smaller losses were recorded in the global interest rate sector, primarily during the second quarter, as long U.S. interest rate futures positions experienced negative performance during April after prices reversed sharply lower following the release of stronger-than-expected U.S. jobs data. Short positions during May and June also experienced losses as prices moved higher amid beliefs the U.S. Federal Reserve would delay increasing interest rates in the face of slower U.S. economic growth.

CORNERSTONE FUND IV

                                    [CHART]

                              Year ended December 31, 2004
                              ----------------------------
Australian dollar                        -0.10%
British pound                            -4.71%
Euro                                      6.53%
Japanese yen                             -9.69%
Swiss franc                               2.33%
Minor Currencies                          1.35%


Note:Includes trading results and commissions but does not include other fees or interest income.
     Minor currencies may include, but are not limited to, the South African rand, Thai baht, Singapore dollar, Mexican peso, New Zealand dollar, Polish zloty, Brazilian real, and Norwegian krona.

FACTORS INFLUENCING ANNUAL TRADING LOSSES:
.. The most significant losses were recorded from positions in the Japanese yen versus the U.S. dollar. Short yen positions against the U.S. dollar during March recorded losses as the yen reversed higher due to speculation the Bank of Japan was relaxing its efforts to weaken the yen. After reversing to long yen positions, the U.S. dollar surged upwards against most currencies during April following the release of stronger-than-expected U.S. jobs data, thereby, causing losses. The yen also came under pressure from weakening efforts undertaken by the Japanese government. Short yen positions incurred losses during May as the U.S. dollar's value declined amid fears of potential terrorist attacks, expanding energy prices, and the release of weaker-than-expected economic data. During June, short yen positions experienced further losses due to the yen's rise prompted by better-than-anticipated improvements in Japanese economic data. The yen continued its rise later in the month in response to speculation that the Bank of Japan would move to raise interest rates amid further confirmation that Japan's economic recovery was on track. During August and September, short yen positions also experienced losses as the U.S. dollar's value declined under pressure from concerns for the rate of U.S. economic growth, soft economic data, and record-high oil prices. Finally, long yen positions incurred losses during December as the yen's value

CORNERSTONE FUND IV


   declined early in the month due to weak Japanese machinery orders and temporary U.S. dollar strength.

.. Additional losses resulted from positions in the British pound, primarily during the fourth quarter. During both October and November, short pound positions generated losses as the pound's value reversed higher amid a decline in the U.S. dollar prompted by higher oil prices and concerns for the growing U.S. Current-Account deficit. During December, long pound positions recorded losses as the pound's value declined due to weaker-than-expected U.K. economic data and the releases of dovish minutes from the Bank of England's December meeting, which reflected the possibility for future interest rate cuts.

.. Losses were also experienced from short positions in the Mexican peso versus the U.S. dollar, primarily during the first quarter, as the peso reversed higher in response to encouraging signs of a recovery in the Mexican economy.

.. Long positions in the Norwegian krona versus the U.S. dollar incurred losses, primarily during the second and third quarter, as the value of the U.S. dollar temporarily moved higher in response to growing confidence in the U.S. economy.

.. Positions in the South African rand versus the U.S. dollar also incurred losses during the first nine months of the year. During January and February, long rand positions declined amid expectations for weaker gold prices caused by improvements in the global economy. During April, long South African rand positions versus the U.S. dollar experienced losses as the U.S. dollar's value moved higher amid economic optimism. During May, short South African rand positions incurred losses as the commodity-linked currency reversed higher in response to rising gold prices. During July, the U.S. dollar's upward reversal was prompted by upbeat market sentiment. During August, long rand positions experienced further losses as the rand's value moved lower due to a reduction in interest rates by the South African Reserve Bank.

FACTORS INFLUENCING ANNUAL TRADING GAINS:
.. Gains were achieved from long positions in the euro, Swiss franc, and Polish zloty versus the U.S. dollar primarily during the fourth quarter. The U.S. dollar's value trended lower throughout the quarter amid rising oil prices, reports of weaker-than-expected economic data, growing U.S. Current-Account deficits, and the investment community's perception that the Bush administration would not move to intervene in the U.S. dollar's decline.

..  Additional gains resulted from long positions in the Brazilian real and New
   Zealand dollar versus the U.S. dollar as both foreign currencies benefited from a weaker U.S. dollar during the fourth quarter. Additionally, the New Zealand dollar's value moved higher as it was propelled by stronger gold prices.

DEAN WITTER CORNERSTONE FUNDS

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

  Demeter Management Corporation ("Demeter"), the general partner of Dean Witter Cornerstone Fund II, Dean Witter Cornerstone Fund III and Dean Witter Cornerstone Fund IV (collectively, the "Partnerships"), is responsible for the management of the Partnerships.

  Management of Demeter ("Management") is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

  The Partnerships' internal control over financial reporting includes those policies and procedures that:

.. Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnerships;

.. Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Partnerships' transactions are being made only in accordance with authorizations of Management and directors; and

.. Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Partnerships' assets that could have a material effect on the financial statements.

  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

  Management assessed the effectiveness of each Partnership's internal control over financial reporting as of December 31, 2004. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control--Integrated Framework. Based on our assessment and those criteria, Management believes that each Partnership maintained effective internal control over financial reporting as of December 31, 2004.

  Deloitte & Touche LLP, the Partnerships' independent registered public accounting firm, has issued an audit report on Management's assessment of the Partnerships' internal control over financial reporting and on the effectiveness of the Partnerships' internal control over financial reporting. This report, which expresses unqualified opinions on Management's assessment and on the effectiveness of the Partnerships' internal control over financial reporting, appears under "Report of Independent Registered Public Accounting Firm" on the following page.

New York, New York
March 11, 2005

DEAN WITTER CORNERSTONE FUNDS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Limited Partners and the General Partner of
Dean Witter Cornerstone Fund II
Dean Witter Cornerstone Fund III
Dean Witter Cornerstone Fund IV:

  We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Dean Witter Cornerstone Fund II, Dean Witter Cornerstone Fund III and Dean Witter Cornerstone Fund IV (collectively, the "Partnerships") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnerships' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Partnerships' internal control over financial reporting based on our audit.

  We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

  A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that
(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

  Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

  In our opinion, management's assessment that the Partnerships maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Partnerships maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

  We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2004 of the Partnerships and our report dated March 11, 2005 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

New York, New York
March 11, 2005

DEAN WITTER CORNERSTONE FUNDS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Limited Partners and the General Partner of
Dean Witter Cornerstone Fund II
Dean Witter Cornerstone Fund III
Dean Witter Cornerstone Fund IV:

  We have audited the accompanying statements of financial condition of Dean Witter Cornerstone Fund II, Dean Witter Cornerstone Fund III and Dean Witter Cornerstone Fund IV (collectively, the "Partnerships"), including the schedules of investments, as of December 31, 2004 and 2003, and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, such financial statements present fairly, in all material respects, the financial position of Dean Witter Cornerstone Fund II, Dean Witter Cornerstone Fund III and Dean Witter Cornerstone Fund IV at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

  We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Partnerships' internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Partnerships' internal control over financial reporting and an unqualified opinion on the effectiveness of the Partnerships' internal control over financial reporting.

/s/ Deloitte & Touche LLP

New York, New York
March 11, 2005

DEAN WITTER CORNERSTONE FUND II

STATEMENTS OF FINANCIAL CONDITION

                                                                DECEMBER 31,
                                                           ----------------------
                                                              2004        2003
                                                           ----------  ----------
                                                               $           $
                                    ASSETS
Equity in futures interests trading accounts:
 Cash                                                      16,679,277  20,927,464

 Net unrealized gain on open contracts (MS&Co.)             2,020,502     796,998
 Net unrealized gain (loss) on open contracts (MSIL)           (9,769)    501,462
                                                           ----------  ----------
   Total net unrealized gain on open contracts              2,010,733   1,298,460
                                                           ----------  ----------
   Total Trading Equity                                    18,690,010  22,225,924
Due from Morgan Stanley DW                                     62,388      62,699
Interest receivable (Morgan Stanley DW)                        27,129      13,072
                                                           ----------  ----------
   Total Assets                                            18,779,527  22,301,695
                                                           ==========  ==========

                       LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Redemptions payable                                            57,887     141,402
Accrued management fees                                        54,665      64,913
Accrued administrative expenses                                37,292      45,971
                                                           ----------  ----------
   Total Liabilities                                          149,844     252,286
                                                           ----------  ----------
PARTNERS' CAPITAL
Limited Partners (3,898.182 and 4,325.789 Units,
 respectively)                                             18,161,153  21,548,446
General Partner (100.567 Units)                               468,530     500,963
                                                           ----------  ----------
   Total Partners' Capital                                 18,629,683  22,049,409
                                                           ----------  ----------
   Total Liabilities and Partners' Capital                 18,779,527  22,301,695
                                                           ==========  ==========
NET ASSET VALUE PER UNIT                                     4,658.88    4,981.39
                                                           ==========  ==========

STATEMENTS OF OPERATIONS

                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                 ----------------------------------
                                                    2004        2003        2002
                                                 ----------  ----------  ----------
                                                     $           $           $
INVESTMENT INCOME
 Interest income (Morgan Stanley DW)                208,174     197,038     292,709
                                                 ----------  ----------  ----------

EXPENSES
 Brokerage commissions (Morgan Stanley DW)        1,104,683   1,373,338   1,196,563
 Management fees                                    672,937     843,500     798,116
 Transaction fees and costs                          83,591     106,566     133,591
 Common administrative expenses                      56,000      48,477      59,809
 Incentive fees                                       2,250       9,461      41,877
                                                 ----------  ----------  ----------
   Total Expenses                                 1,919,461   2,381,342   2,229,956
                                                 ----------  ----------  ----------

NET INVESTMENT LOSS                              (1,711,287) (2,184,304) (1,937,247)
                                                 ----------  ----------  ----------

TRADING RESULTS
Trading profit (loss):
 Realized                                          (545,606)  3,071,019   4,300,258
 Net change in unrealized                           712,273    (752,680)    511,624
                                                 ----------  ----------  ----------
                                                    166,667   2,318,339   4,811,882
Proceeds from Litigation Settlement                     755      --          76,613
                                                 ----------  ----------  ----------
   Total Trading Results                            167,422   2,318,339   4,888,495
                                                 ----------  ----------  ----------

NET INCOME (LOSS)                                (1,543,865)    134,035   2,951,248
                                                 ==========  ==========  ==========

NET INCOME (LOSS) ALLOCATION:
Limited Partners                                 (1,511,432)    125,757   2,880,472
General Partner                                     (32,433)      8,278      70,776

NET INCOME (LOSS) PER UNIT:
Limited Partners                                    (322.51)      18.14      602.86
General Partner                                     (322.51)      18.14      602.86

  The accompanying notes are an integral part of these financial statements.

DEAN WITTER CORNERSTONE FUND III

STATEMENTS OF FINANCIAL CONDITION

                                                              DECEMBER 31,
                                                          ---------------------
                                                             2004       2003
                                                          ---------- ----------
                                                              $          $
                                    ASSETS
 Equity in futures interests trading accounts:
  Cash                                                    27,879,272 25,869,355

  Net unrealized gain on open contracts (MS&Co.)             372,392  1,572,599
  Net unrealized gain on open contracts (MSIL)                89,136    889,391
                                                          ---------- ----------
    Total net unrealized gain on open contracts              461,528  2,461,990
                                                          ---------- ----------
    Total Trading Equity                                  28,340,800 28,331,345
 Interest receivable (Morgan Stanley DW)                      41,296     16,293
 Due from Morgan Stanley DW                                   15,120     --
                                                          ---------- ----------
    Total Assets                                          28,397,216 28,347,638
                                                          ========== ==========

                      LIABILITIES AND PARTNERS' CAPITAL
 LIABILITIES
 Redemptions payable                                         285,744    119,105
 Accrued administrative expenses                             119,670    149,518
 Accrued management fees                                      82,476     82,245
                                                          ---------- ----------
    Total Liabilities                                        487,890    350,868
                                                          ---------- ----------
 PARTNERS' CAPITAL
 Limited Partners (6,512.996 and  7,059.053 Units,
  respectively)                                           27,476,835 27,596,004
 General Partner (102.516 Units)                             432,491    400,766
                                                          ---------- ----------
    Total Partners' Capital                               27,909,326 27,996,770
                                                          ---------- ----------
    Total Liabilities and Partners' Capital               28,397,216 28,347,638
                                                          ========== ==========
 NET ASSET VALUE PER UNIT                                   4,218.77   3,909.31
                                                          ========== ==========

STATEMENTS OF OPERATIONS

                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                 ----------------------------------
                                                    2004        2003        2002
                                                 ----------  ----------  ----------
                                                     $           $           $
INVESTMENT INCOME
 Interest income (Morgan Stanley DW)                306,275     233,160     337,401
                                                 ----------  ----------  ----------

EXPENSES
 Brokerage commissions (Morgan Stanley DW)        1,084,092   1,257,269   1,386,685
 Management fees                                    982,868     998,731     903,361
 Common administrative expenses                      88,000      78,892      98,459
 Transaction fees and costs                          57,678      68,929     177,181
                                                 ----------  ----------  ----------
   Total Expenses                                 2,212,638   2,403,821   2,565,686
                                                 ----------  ----------  ----------

NET INVESTMENT LOSS                              (1,906,363) (2,170,661) (2,228,285)
                                                 ----------  ----------  ----------

TRADING RESULTS
Trading profit (loss):
 Realized                                         6,007,562   3,641,193   2,266,403
 Net change in unrealized                        (2,000,462)    909,383   1,480,039
                                                 ----------  ----------  ----------
                                                  4,007,100   4,550,576   3,746,442
Proceeds from Litigation Settlement                  27,998      --       2,842,492
                                                 ----------  ----------  ----------
   Total Trading Results                          4,035,098   4,550,576   6,588,934
                                                 ----------  ----------  ----------

NET INCOME                                        2,128,735   2,379,915   4,360,649
                                                 ==========  ==========  ==========

NET INCOME ALLOCATION:
Limited Partners                                  2,097,010   2,339,613   4,283,008
General Partner                                      31,725      40,302      77,641

NET INCOME PER UNIT:
Limited Partners                                     309.46      317.10      546.37
General Partner                                      309.46      317.10      546.37

  The accompanying notes are an integral part of these financial statements.

DEAN WITTER CORNERSTONE FUND IV

STATEMENTS OF FINANCIAL CONDITION

                                                              DECEMBER 31,
                                                         ----------------------
                                                            2004       2003
                                                         ---------- -----------
                                                             $          $
                                   ASSETS
Equity in futures interests trading accounts:
 Cash                                                    89,668,535 110,416,089

 Net unrealized gain on open contracts (MS&Co.)           6,347,857   3,046,277
                                                         ---------- -----------
   Total Trading Equity                                  96,016,392 113,462,366
Interest receivable (Morgan Stanley DW)                     122,840      61,521
Due from Morgan Stanley DW                                   32,362     --
                                                         ---------- -----------
   Total Assets                                          96,171,594 113,523,887
                                                         ========== ===========

                      LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Redemptions payable                                         801,350     567,382
Accrued management fees                                     280,141     330,595
Accrued administrative expenses                             123,214     177,019
Accrued incentive fee                                        --           6,682
                                                         ---------- -----------
   Total Liabilities                                      1,204,705   1,081,678
                                                         ---------- -----------
PARTNERS' CAPITAL
Limited Partners (12,873.981 and  13,997.351 Units,
 respectively)                                           93,819,259 111,191,238
General Partner (157.479 Units)                           1,147,630   1,250,971
                                                         ---------- -----------
   Total Partners' Capital                               94,966,889 112,442,209
                                                         ---------- -----------
   Total Liabilities and Partners' Capital               96,171,594 113,523,887
                                                         ========== ===========
NET ASSET VALUE PER UNIT                                   7,287.51    7,943.73
                                                         ========== ===========

STATEMENTS OF OPERATIONS


                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                 ----------------------------------
                                                    2004        2003        2002
                                                 ----------  ----------  ----------
                                                     $           $           $
INVESTMENT INCOME
 Interest income (Morgan Stanley DW)                969,606     858,078   1,290,361
                                                 ----------  ----------  ----------

EXPENSES
 Management fees                                  3,269,250   3,904,764   3,640,869
 Brokerage commissions (Morgan Stanley DW)        2,978,359   3,456,636   3,568,609
 Common administrative expenses                     178,000     156,630     195,738
 Incentive fees                                      (6,682)  2,307,973   1,886,229
                                                 ----------  ----------  ----------
   Total Expenses                                 6,418,927   9,826,003   9,291,445
                                                 ----------  ----------  ----------

NET INVESTMENT LOSS                              (5,449,321) (8,967,925) (8,001,084)
                                                 ----------  ----------  ----------

TRADING RESULTS
Trading profit (loss):
 Realized                                        (7,816,724) 26,693,128  20,928,554
 Net change in unrealized                         3,301,580  (3,788,611)   (948,478)
                                                 ----------  ----------  ----------
   Total Trading Results                         (4,515,144) 22,904,517  19,980,076
                                                 ----------  ----------  ----------

NET INCOME (LOSS)                                (9,964,465) 13,936,592  11,978,992
                                                 ==========  ==========  ==========

NET INCOME (LOSS) ALLOCATION:
Limited Partners                                 (9,861,124) 13,766,843  11,815,072
General Partner                                    (103,341)    169,749     163,920

NET INCOME (LOSS) PER UNIT:
Limited Partners                                    (656.22)     948.41      766.38
General Partner                                     (656.22)     948.41      766.38

  The accompanying notes are an integral part of these financial statements.

DEAN WITTER CORNERSTONE FUND II

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

                                   UNITS OF
                                  PARTNERSHIP  LIMITED     GENERAL
                                   INTEREST    PARTNERS    PARTNER     TOTAL
                                  ----------- ----------  --------  ----------
                                                  $           $          $
Partners' Capital,
December 31, 2001                  5,205.441  22,185,827   511,909  22,697,736
Net income                             --      2,880,472    70,776   2,951,248
Redemptions                         (474.283) (2,167,076)    --     (2,167,076)
                                   ---------  ----------  --------  ----------
Partners' Capital,
December 31, 2002                  4,731.158  22,899,223   582,685  23,481,908
Net income                             --        125,757     8,278     134,035
Redemptions                         (304.802) (1,476,534)  (90,000) (1,566,534)
                                   ---------  ----------  --------  ----------
Partners' Capital,
December 31, 2003                  4,426.356  21,548,446   500,963  22,049,409
Net loss                               --     (1,511,432)  (32,433) (1,543,865)
Redemptions                         (427.607) (1,875,861)    --     (1,875,861)
                                   ---------  ----------  --------  ----------
Partners' Capital,
December 31, 2004                  3,998.749  18,161,153   468,530  18,629,683
                                   =========  ==========  ========  ==========

DEAN WITTER CORNERSTONE FUND III

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

                                   UNITS OF
                                  PARTNERSHIP  LIMITED     GENERAL
                                   INTEREST    PARTNERS    PARTNER     TOTAL
                                  ----------- ----------  --------  ----------
                                                  $           $          $
Partners' Capital,
December 31, 2001                  8,632.784  25,861,238   432,823  26,294,061
Net income                             --      4,283,008    77,641   4,360,649
Redemptions                         (882.609) (2,814,486)    --     (2,814,486)
                                   ---------  ----------  --------  ----------
Partners' Capital,
December 31, 2002                  7,750.175  27,329,760   510,464  27,840,224
Net income                             --      2,339,613    40,302   2,379,915
Redemptions                         (588.606) (2,073,369) (150,000) (2,223,369)
                                   ---------  ----------  --------  ----------
Partners' Capital,
December 31, 2003                  7,161.569  27,596,004   400,766  27,996,770
Net income                             --      2,097,010    31,725   2,128,735
Redemptions                         (546.057) (2,216,179)    --     (2,216,179)
                                   ---------  ----------  --------  ----------
Partners' Capital,
December 31, 2004                  6,615.512  27,476,835   432,491  27,909,326
                                   =========  ==========  ========  ==========

  The accompanying notes are an integral part of these financial statements.

DEAN WITTER CORNERSTONE FUND IV

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

                                 UNITS OF
                                PARTNERSHIP   LIMITED     GENERAL
                                 INTEREST     PARTNERS    PARTNER      TOTAL
                                ----------- -----------  ---------  -----------
                                                 $           $           $
Partners' Capital,
December 31, 2001               17,115.276  105,277,723  1,332,302  106,610,025
Net income                          --       11,815,072    163,920   11,978,992
Redemptions                     (1,698.985) (10,747,122)     --     (10,747,122)
                                ----------  -----------  ---------  -----------
Partners' Capital,
December 31, 2002               15,416.291  106,345,673  1,496,222  107,841,895
Net income                          --       13,766,843    169,749   13,936,592
Redemptions                     (1,261.461)  (8,921,278)  (415,000)  (9,336,278)
                                ----------  -----------  ---------  -----------
Partners' Capital,
December 31, 2003               14,154.830  111,191,238  1,250,971  112,442,209
Net loss                            --       (9,861,124)  (103,341)  (9,964,465)
Redemptions                     (1,123.370)  (7,510,855)     --      (7,510,855)
                                ----------  -----------  ---------  -----------
Partners' Capital,
December 31, 2004               13,031.460   93,819,259  1,147,630   94,966,889
                                ==========  ===========  =========  ===========

  The accompanying notes are an integral part of these financial statements.

DEAN WITTER CORNERSTONE FUND II

STATEMENTS OF CASH FLOWS

                                              FOR THE YEARS ENDED DECEMBER 31,
                                             ----------------------------------
                                                2004        2003        2002
                                             ----------  ----------  ----------
                                                 $           $           $
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                            (1,543,865)    134,035   2,951,248
Noncash item included in net income (loss):
 Net change in unrealized                      (712,273)    752,680    (511,624)
(Increase) decrease in operating assets:
 Due from Morgan Stanley DW                         311      44,537     (53,316)
 Interest receivable (Morgan Stanley DW)        (14,057)      5,244       7,246
Increase (decrease) in operating
 liabilities:
 Accrued management fees                        (10,248)     (4,588)      2,750
 Accrued administrative expenses                 (8,679)     (4,575)      1,930
 Accrued incentive fees                          --         (40,483)     40,483
                                             ----------  ----------  ----------
Net cash provided by (used for) operating
 activities                                  (2,288,811)    886,850   2,438,717
                                             ----------  ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in redemptions payable      (83,515)    (95,290)    115,021
Redemptions of Units                         (1,875,861) (1,566,534) (2,167,076)
                                             ----------  ----------  ----------
Net cash used for financing activities       (1,959,376) (1,661,824) (2,052,055)
                                             ----------  ----------  ----------
Net increase (decrease) in cash              (4,248,187)   (774,974)    386,662

Balance at beginning of period               20,927,464  21,702,438  21,315,776
                                             ----------  ----------  ----------

Balance at end of period                     16,679,277  20,927,464  21,702,438
                                             ==========  ==========  ==========

  The accompanying notes are an integral part of these financial statements.

DEAN WITTER CORNERSTONE FUND III

STATEMENTS OF CASH FLOWS

                                              FOR THE YEARS ENDED DECEMBER 31,
                                             ----------------------------------
                                                2004        2003        2002
                                             ----------  ----------  ----------
                                                 $           $           $
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                    2,128,735   2,379,915   4,360,649
Noncash item included in net income:
 Net change in unrealized                     2,000,462    (909,383) (1,480,039)
(Increase) decrease in operating assets:
 Interest receivable (Morgan Stanley DW)        (25,003)      5,301       8,900
 Due from Morgan Stanley DW                     (15,120)    264,529    (130,959)
 Net option premiums                                 --          --     (23,122)
Increase (decrease) in operating
 liabilities:
 Accrued administrative expenses                (29,848)      4,501       2,721
 Accrued management fees                            231         384       4,445
                                             ----------  ----------  ----------
Net cash provided by operating activities     4,059,457   1,745,247   2,742,595
                                             ----------  ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in redemptions payable      166,639     (25,112)    (27,034)
Redemptions of Units                         (2,216,179) (2,223,369) (2,814,486)
                                             ----------  ----------  ----------
Net cash used for financing activities       (2,049,540) (2,248,481) (2,841,520)
                                             ----------  ----------  ----------
Net increase (decrease) in cash               2,009,917    (503,234)    (98,925)

Balance at beginning of period               25,869,355  26,372,589  26,471,514
                                             ----------  ----------  ----------

Balance at end of period                     27,879,272  25,869,355  26,372,589
                                             ==========  ==========  ==========

  The accompanying notes are an integral part of these financial statements.

DEAN WITTER CORNERSTONE FUND IV

STATEMENTS OF CASH FLOWS

                                            FOR THE YEARS ENDED DECEMBER 31,
                                         -------------------------------------
                                             2004         2003         2002
                                         -----------  -----------  -----------
                                              $            $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                         (9,964,465)  13,936,592   11,978,992
Noncash item included in net income
 (loss):
 Net change in unrealized                 (3,301,580)   3,788,611      948,478
(Increase) decrease in operating assets:
 Interest receivable (Morgan Stanley DW)     (61,319)      18,628       28,632
 Due from Morgan Stanley DW                  (32,362)          --           --
Increase (decrease) in operating
 liabilities:
 Accrued management fees                     (50,454)       8,868        4,355
 Accrued administrative expenses             (53,805)       7,863        5,357
 Accrued incentive fees                       (6,682)  (1,493,339)     148,204
                                         -----------  -----------  -----------
Net cash provided by (used for)
 operating activities                    (13,470,667)  16,267,223   13,114,018
                                         -----------  -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in redemptions
 payable                                     233,968      (75,165)     108,571
Redemptions of Units                      (7,510,855)  (9,336,278) (10,747,122)
                                         -----------  -----------  -----------
Net cash used for financing activities    (7,276,887)  (9,411,443) (10,638,551)
                                         -----------  -----------  -----------
Net increase (decrease) in cash          (20,747,554)   6,855,780    2,475,467

Balance at beginning of period           110,416,089  103,560,309  101,084,842
                                         -----------  -----------  -----------

Balance at end of period                  89,668,535  110,416,089  103,560,309
                                         ===========  ===========  ===========

  The accompanying notes are an integral part of these financial statements.

DEAN WITTER CORNERSTONE II

SCHEDULES OF INVESTMENTS

DECEMBER 31, 2004 AND 2003

                                                                  LONG UNREALIZED  PERCENTAGE   SHORT UNREALIZED  PERCENTAGE
FUTURES AND FORWARD CONTRACTS:                                      GAIN/(LOSS)   OF NET ASSETS   GAIN/(LOSS)    OF NET ASSETS
------------------------------                                    --------------- ------------- ---------------- -------------
2004 PARTNERSHIP NET ASSETS: $18,629,683                                 $              %              $               %
Commodity                                                              257,829         1.38          247,455          1.33
Equity                                                                  52,788         0.28         (116,000)        (0.62)
Foreign currency                                                     1,392,929         7.48*           --              --
Interest rate                                                          (37,755)       (0.20)         (10,321)        (0.06)
                                                                     ---------        -----         --------         -----
  Grand Total:                                                       1,665,791         8.94          121,134          0.65
                                                                     =========        =====         ========         =====
  Unrealized Currency Gain

  Total Net Unrealized Gain per Statement of Financial Condition


2003 PARTNERSHIP NET ASSETS: $22,049,409
Commodity                                                              550,044         2.49          (80,715)        (0.37)
Equity                                                                 124,756         0.57         (141,055)        (0.64)
Foreign currency                                                       605,088         2.75          (17,470)        (0.08)
Interest rate                                                           40,604         0.18          (26,475)        (0.12)
                                                                     ---------        -----         --------         -----
  Grand Total:                                                       1,320,492         5.99         (265,715)        (1.21)
                                                                     =========        =====         ========         =====
  Unrealized Currency Gain

  Total Net Unrealized Gain per Statement of Financial Condition

                                                                  NET UNREALIZED
FUTURES AND FORWARD CONTRACTS:                                     GAIN/(LOSS)
------------------------------                                    --------------
2004 PARTNERSHIP NET ASSETS: $18,629,683                                $
Commodity                                                             505,284
Equity                                                                (63,212)
Foreign currency                                                    1,392,929
Interest rate                                                         (48,076)
                                                                    ---------
  Grand Total:                                                      1,786,925

  Unrealized Currency Gain                                            223,808
                                                                    ---------
  Total Net Unrealized Gain per Statement of Financial Condition    2,010,733
                                                                    =========

2003 PARTNERSHIP NET ASSETS: $22,049,409
Commodity                                                             469,329
Equity                                                                (16,299)
Foreign currency                                                      587,618
Interest rate                                                          14,129
                                                                    ---------
  Grand Total:                                                      1,054,777

  Unrealized Currency Gain                                            243,683
                                                                    ---------
  Total Net Unrealized Gain per Statement of Financial Condition    1,298,460
                                                                    =========

* No single contract's value exceeds 5% of Net Assets.

  The accompanying notes are an integral part of these financial statements.

DEAN WITTER CORNERSTONE III

SCHEDULES OF INVESTMENTS

DECEMBER 31, 2004 AND 2003

                                                                  LONG UNREALIZED  PERCENTAGE   SHORT UNREALIZED  PERCENTAGE
FUTURES AND FORWARD CONTACTS:                                       GAIN/(LOSS)   OF NET ASSETS   GAIN/(LOSS)    OF NET ASSETS
-----------------------------                                     --------------- ------------- ---------------- -------------
2004 PARTNERSHIP NET ASSETS: $27,909,326                                 $              %              $               %
Commodity                                                              196,582        0.70            26,779          0.09
Equity                                                                 358,469        1.29             --               --
Foreign currency                                                       165,230        0.59          (371,243)        (1.33)
Interest rate                                                          125,718        0.45            71,812          0.26
                                                                     ---------        ----          --------         -----
  Grand Total:                                                         845,999        3.03          (272,652)        (0.98)
                                                                     =========        ====          ========         =====
  Unrealized Currency Loss

  Total Net Unrealized Gain per Statement of Financial Condition

2003 PARTNERSHIP NET ASSETS: $27,996,770
Commodity                                                            1,395,548        4.98            (1,310)          --
Equity                                                                 625,429        2.23             --              --
Foreign currency                                                       557,716        2.00           (67,418)        (0.24)
Interest rate                                                            9,410        0.03           (11,520)        (0.04)
                                                                     ---------        ----          --------         -----
  Grand Total:                                                       2,588,103        9.24           (80,248)        (0.28)
                                                                     =========        ====          ========         =====
  Unrealized Currency Loss

  Total Net Unrealized Gain per Statement of Financial Condition

                                                                  NET UNREALIZED
FUTURES AND FORWARD CONTACTS:                                      GAIN/(LOSS)
-----------------------------                                     --------------
2004 PARTNERSHIP NET ASSETS: $27,909,326                                $
Commodity                                                             223,361
Equity                                                                358,469
Foreign currency                                                     (206,013)
Interest rate                                                         197,530
                                                                    ---------
  Grand Total:                                                        573,347

  Unrealized Currency Loss                                           (111,819)
                                                                    ---------
  Total Net Unrealized Gain per Statement of Financial Condition      461,528
                                                                    =========
2003 PARTNERSHIP NET ASSETS: $27,996,770
Commodity                                                           1,394,238
Equity                                                                625,429
Foreign currency                                                      490,298
Interest rate                                                          (2,110)
                                                                    ---------
  Grand Total:                                                      2,507,855

  Unrealized Currency Loss                                            (45,865)
                                                                    ---------
  Total Net Unrealized Gain per Statement of Financial Condition    2,461,990
                                                                    =========

  The accompanying notes are an integral part of these financial statements.

DEAN WITTER CORNERSTONE IV

SCHEDULES OF INVESTMENTS

DECEMBER 31, 2004 AND 2003

                                                                   LONG UNREALIZED PERCENTAGE OF SHORT UNREALIZED PERCENTAGE OF
FUTURES AND FORWARD CONTRACTS:                                       GAIN/(LOSS)    NET ASSETS     GAIN/(LOSS)     NET ASSETS
------------------------------                                     --------------- ------------- ---------------- -------------
2004 PARTNERSHIP NET ASSETS: $94,966,889                                  $              %              $               %
Foreign currency                                                      6,231,832        6.56*         116,025           0.12
                                                                      ---------        ----          -------          -----
  Grand Total:                                                        6,231,832        6.56          116,025           0.12
                                                                      =========        ====          =======          =====
  Unrealized Currency Gain/(Loss)

  Total Net Unrealized Gain per Statement of Financial Conditions


2003 PARTNERSHIP NET ASSETS: $112,442,209
Foreign currency                                                      3,142,423        2.80          (96,146)         (0.08)
                                                                      ---------        ----          -------          -----
  Grand Total:                                                        3,142,423        2.80          (96,146)         (0.08)
                                                                      =========        ====          =======          =====
  Unrealized Currency Gain/(Loss)

  Total Net Unrealized Gain per Statement of Financial Condition

                                                                   NET UNREALIZED
FUTURES AND FORWARD CONTRACTS:                                      GAIN/(LOSS)
------------------------------                                     --------------
2004 PARTNERSHIP NET ASSETS: $94,966,889                                 $
Foreign currency                                                     6,347,857
                                                                     ---------
  Grand Total:                                                       6,347,857

  Unrealized Currency Gain/(Loss)                                       --
                                                                     ---------
  Total Net Unrealized Gain per Statement of Financial Conditions    6,347,857
                                                                     =========

2003 PARTNERSHIP NET ASSETS: $112,442,209
Foreign currency                                                     3,046,277
                                                                     ---------
  Grand Total:                                                       3,046,277

  Unrealized Currency Gain/(Loss)                                       --
                                                                     ---------
  Total Net Unrealized Gain per Statement of Financial Condition     3,046,277
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

DEAN WITTER CORNERSTONE FUNDS

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION. Dean Witter Cornerstone Fund II ("Cornerstone II"), Dean Witter Cornerstone Fund III ("Cornerstone III"), and Dean Witter Cornerstone Fund IV ("Cornerstone IV") (individually, a "Partnership", or collectively, the "Partnerships"), are limited partnerships organized to engage in the speculative trading of futures contracts, options on futures contracts, and forward contracts on foreign currencies and other commodity interests (collectively, "Futures Interests").
  The Partnership's general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers for Cornerstone II and Cornerstone III are Morgan Stanley & Co. Incorporated ("MS&Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Cornerstone IV's sole clearing commodity broker is MS&Co. Demeter, Morgan Stanley DW, MS&Co., and MSIL are wholly-owned subsidiaries of Morgan Stanley.
  Effective June 20, 2002, Morgan Stanley Dean Witter & Co. changed its name to Morgan Stanley.
  Demeter is required to maintain a 1% minimum interest in the equity of each Partnership and income (losses) are shared by Demeter and the limited partners based upon their proportional ownership interests.
  Effective December 31, 2002, Welton Investment Corporation was terminated as a trading manager of Cornerstone III and was replaced by Graham Capital Management, L.P. on January 1, 2003.

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

DEAN WITTER CORNERSTONE FUNDS

NOTES TO FINANCIAL STATEMENTS
(continued)


REVENUE RECOGNITION. Futures Interests are open commitments until settlement date, at which time they are realized. They are valued at market on a daily basis and the resulting net change in unrealized gains and losses is reflected in the change in unrealized trading profit (loss) on open contracts from one period to the next on the Statements of Operations. Monthly, Morgan Stanley DW pays each Partnership interest income equal to 80% of its average daily Net Assets at a rate equal to the average yield on 13-week U.S. Treasury bills. For purposes of such interest payments to Cornerstone IV, Net Assets do not include monies owed to the Partnership on Futures Interests.

NET INCOME (LOSS) PER UNIT. Net income (loss) per unit of limited partnership interest ("Unit(s)") is computed using the weighted average number of Units outstanding during the period.

CONDENSED SCHEDULES OF INVESTMENTS. In December 2003, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position 03-4 ("SOP 03-4") "Reporting Financial Highlights and Schedule of Investments by Nonregistered Investment Partnerships: An Amendment to the Audit and Accounting Guide Audits Of Investment Companies and AICPA Statement of Position 95-2, Financial Reporting By Nonpublic Investment Partnerships". SOP 03-4 requires commodity pools to disclose the number of contracts, the contracts' expiration dates and the cumulative unrealized gains/(losses) on open futures contracts, when the cumulative unrealized gains/(losses) on an open futures contract exceeds 5% of Net Assets, taking long and short positions into account separately. SOP 03-4 also requires ratios for net investment income/(losses), expenses before and after incentive fees, and net income/(losses) based on average net assets, and ratios for total return before and after incentive fees based on average units outstanding to be disclosed in Financial Highlights. SOP 03-4 was effective for fiscal years ending after December 15, 2003.

EQUITY IN FUTURES INTERESTS TRADING ACCOUNTS. The Partnerships' asset "Equity in futures interests trading

DEAN WITTER CORNERSTONE FUNDS

NOTES TO FINANCIAL STATEMENTS
(continued)

accounts", reflected on the Statements of Financial Condition, consists of (A) cash on deposit with Morgan Stanley DW, MS&Co., and MSIL for Cornerstone II and Cornerstone III, and Morgan Stanley DW and MS&Co. for Cornerstone IV, to be used as margin for trading; (B) net unrealized gains or losses on open contracts, which are valued at market and calculated as the difference between original contract value and market value; and (C) net option premiums, which represent the net of all monies paid and/or received for such option premiums.
  The Partnerships, in their normal course of business, enter into various contracts with MS&Co. and/or MSIL acting as their commodity brokers. Pursuant to brokerage agreements with MS&Co. and/or MSIL, to the extent that such trading results in unrealized gains or losses, these amounts are offset and reported on a net basis on the Partnerships' Statements of Financial Condition.
  The Partnerships have offset the fair value amounts recognized for forward contracts executed with the same counterparty as allowable under the terms of their master netting agreements with MS&Co., the sole counterparty on such contracts. The Partnerships have consistently applied their right to offset.

BROKERAGE COMMISSIONS AND RELATED TRANSACTION FEES AND COSTS. Brokerage commissions and related transaction fees and costs for each Partnership are accrued on a half-turn basis at 80% and 100%, respectively, of the rates Morgan Stanley DW charges parties that are not clearinghouse members. Brokerage commissions and transaction fees and costs combined for each Partnership are capped at 13/20 of 1% per month (a 7.8% maximum annual rate) of the adjusted Net Assets allocated to each trading program employed by the Partnerships' trading managers.

OPERATING EXPENSES. Each Partnership has entered into an exchange agreement pursuant to which certain common administrative expenses (i.e., legal, auditing, accounting, filing fees, and other related expenses) are shared by each of the Partnerships based upon the number of outstanding Units of each Partnership dur-

DEAN WITTER CORNERSTONE FUNDS

NOTES TO FINANCIAL STATEMENTS
(continued)

ing the month in which such expenses are incurred. In addition, the Partnerships incur monthly management fees and may incur incentive fees. Demeter bears all other operating expenses.

INCOME TAXES. No provision for income taxes has been made in the accompanying financial statements, as partners are individually responsible for reporting income or loss based upon their respective share of each Partnership's revenues and expenses for income tax purposes.

DISTRIBUTIONS. Distributions, other than redemptions of Units, are made on a pro-rata basis at the sole discretion of Demeter. No distributions have been made to date. Demeter does not intend to make any distributions of the Partnerships' profits.

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

LITIGATION SETTLEMENT. On February 27, 2002, Cornerstone II and Cornerstone III received notification of a preliminary entitlement to payment from the Sumitomo Copper Litigation Settlement Administrator, and each Partnership received settlement award payments in the amount of $76,613 and $2,842,492, respectively, during August 2002 and $755 and $27,998, respectively, during July 2004. Any amounts received are accounted for in the period received, for the benefit of the limited partners at the date of receipt.

RECLASSIFICATIONS. Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation. Such reclassifications have no impact on the Partnerships' reported net income
(loss).

DEAN WITTER CORNERSTONE FUNDS

NOTES TO FINANCIAL STATEMENTS
(continued)


--------------------------------------------------------------------------------
2. RELATED PARTY TRANSACTIONS
Each Partnership pays brokerage commissions to Morgan Stanley DW as described in Note 1. Cornerstone II and Cornerstone III's cash is on deposit with Morgan Stanley DW, MS&Co., and MSIL, and Cornerstone IV's cash is on deposit with Morgan Stanley DW and MS&Co., in futures interests trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds as described in Note 1.

--------------------------------------------------------------------------------
3. TRADING MANAGERS
Demeter, on behalf of each Partnership, retains certain commodity trading managers to make all trading decisions for the Partnerships. The trading managers for each Partnership at December 31, 2004 were as follows:

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

INCENTIVE FEE. Each Partnership pays an annual incentive fee equal to 15% of the new appreciation in Net Assets, as defined in the Limited Partnership Agreements, as of the end of each annual incentive period ending December 31, except for Cornerstone IV, which pays incentive fee at the end of each annual incentive period ending May 31. New appreciation represents the amount by which Net Assets are

DEAN WITTER CORNERSTONE FUNDS

NOTES TO FINANCIAL STATEMENTS
(continued)

increased by profits from futures, forwards, and options trading that exceed losses after brokerage commissions, management fees, transaction fees and costs, and common administrative expenses are deducted. Such incentive fee is accrued in each month in which new appreciation occurs. In those months in which new appreciation is negative, previous accruals, if any, during the incentive period are reduced. In those instances in which a limited partner redeems an investment, the incentive fee (if earned through a redemption date) is paid on that redemption to the trading manager in the month of such redemption.

--------------------------------------------------------------------------------
4. FINANCIAL INSTRUMENTS
The Partnerships trade Futures Interests. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

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

  The Partnerships' contracts are accounted for on a trade-date basis and marked to market on a daily basis. Each Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (''SFAS No. 133"). SFAS No. 133 defines a derivative

DEAN WITTER CORNERSTONE FUNDS

NOTES TO FINANCIAL STATEMENTS
(continued)

as a financial instrument or other contract that has all three of the following characteristics:

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

CORNERSTONE II

                      NET UNREALIZED GAINS
                        ON OPEN CONTRACTS       LONGEST MATURITIES
                  ----------------------------- -------------------
                              OFF-                          OFF-
                  EXCHANGE- EXCHANGE-           EXCHANGE- EXCHANGE-
             YEAR  TRADED    TRADED     TOTAL    TRADED    TRADED
             ---- --------- --------- --------- --------- ---------
                      $         $         $
             2004  622,026  1,388,707 2,010,733 Dec. 2005 Mar. 2005
             2003  748,037    550,423 1,298,460 Dec. 2004 Mar. 2004

CORNERSTONE III

                   NET UNREALIZED GAINS/LOSSES
                        ON OPEN CONTRACTS       LONGEST MATURITIES
                  ----------------------------- -------------------
                              OFF-                          OFF-
                  EXCHANGE- EXCHANGE-           EXCHANGE- EXCHANGE-
             YEAR  TRADED    TRADED     TOTAL    TRADED    TRADED
             ---- --------- --------- --------- --------- ---------
                      $         $         $
             2004   664,621 (203,093)   461,528 Jun. 2006 Mar. 2005
             2003 2,061,496  400,494  2,461,990 Jun. 2005 Mar. 2004

DEAN WITTER CORNERSTONE FUNDS

NOTES TO FINANCIAL STATEMENTS
(continued)


CORNERSTONE IV

                      NET UNREALIZED GAINS
                        ON OPEN CONTRACTS       LONGEST MATURITIES
                  ----------------------------- -------------------
                              OFF-                          OFF-
                  EXCHANGE- EXCHANGE-           EXCHANGE- EXCHANGE-
             YEAR  TRADED    TRADED     TOTAL    TRADED    TRADED
             ---- --------- --------- --------- --------- ---------
                      $         $         $
             2004    --     6,347,857 6,347,857    --     Mar. 2005
             2003    --     3,046,277 3,046,277    --     Mar. 2004

  The Partnerships have credit risk associated with counterparty nonperformance. The credit risk associated with the instruments in which the Partnerships trade is limited to the amounts reflected in the Partnerships' Statements of Financial Condition.

  The Partnerships also have credit risk because Morgan Stanley DW, MS&Co., and/or MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnerships' assets. Exchange-traded futures, forward, and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS&Co., and/or MSIL, each as a futures commission merchant for each Partnership's exchange-traded futures, forward, and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission, to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures, forward, and futures-styled options contracts, which funds, in the aggregate, totaled at December 31, 2004 and 2003 respectively, $17,301,303 and $21,675,501 for Cornerstone II and $28,543,893 and $27,930,851 for Cornerstone III. With respect to each Partnership's off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished

DEAN WITTER CORNERSTONE FUNDS

NOTES TO FINANCIAL STATEMENTS
(continued)

by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnerships are at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. Each Partnership has a netting agreement with MS&Co. These agreements, which seek to reduce both the Partnerships' and MS&Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnerships' credit risk in the event of MS&Co.'s bankruptcy or insolvency.

--------------------------------------------------------------------------------
5. FINANCIAL HIGHLIGHTS

CORNERSTONE II

                                                                      PER UNIT:
                                                                      ---------
NET ASSET VALUE, JANUARY 1, 2004:                                     $4,981.39
                                                                      ---------
NET OPERATING RESULTS:
   Interest Income                                                        49.43
   Expenses                                                             (455.79)
   Realized Loss                                                         (85.46)
   Unrealized Profit                                                     169.13
   Proceeds from Litigation Settlement                                     0.18
                                                                      ---------
   Net Loss                                                             (322.51)
                                                                      ---------
NET ASSET VALUE, DECEMBER 31, 2004:                                   $4,658.88
                                                                      =========
RATIOS TO AVERAGE NET ASSETS:
   Net Investment Loss                                                   (9.0)%
   Expenses before Incentive Fees                                        10.1 %
   Expenses after Incentive Fees                                         10.1 %
   Net Loss                                                              (8.1)%

TOTAL RETURN BEFORE INCENTIVE FEES                                       (6.5)%
TOTAL RETURN AFTER INCENTIVE FEES                                        (6.5)%
INCEPTION-TO-DATE RETURN                                                377.8 %
COMPOUND ANNUALIZED RETURN                                                8.1 %

DEAN WITTER CORNERSTONE FUNDS

NOTES TO FINANCIAL STATEMENTS
(concluded)


CORNERSTONE III

                                                                      PER UNIT:
                                                                      ---------
NET ASSET VALUE, JANUARY 1, 2004:                                     $3,909.31
                                                                      ---------
NET OPERATING RESULTS:
   Interest Income                                                        44.43
   Expenses                                                             (321.01)
   Realized Profit                                                       872.21
   Unrealized Loss                                                      (290.23)
   Proceeds from Litigation Settlement                                     4.06
                                                                      ---------
   Net Income                                                            309.46
                                                                      ---------
NET ASSET VALUE, DECEMBER 31, 2004:                                   $4,218.77
                                                                      =========
RATIOS TO AVERAGE NET ASSETS:
   Net Investment Loss                                                   (6.9)%
   Expenses before Incentive Fees                                         8.0 %
   Expenses after Incentive Fees                                          8.0 %
   Net Income                                                             7.7 %

TOTAL RETURN BEFORE INCENTIVE FEES                                        7.9 %
TOTAL RETURN AFTER INCENTIVE FEES                                         7.9 %
INCEPTION-TO-DATE RETURN                                                332.7 %
COMPOUND ANNUALIZED RETURN                                                7.6 %

CORNERSTONE IV

                                                                      PER UNIT:
                                                                      ---------
NET ASSET VALUE, JANUARY 1, 2004:                                     $7,943.73
                                                                      ---------
NET OPERATING RESULTS:
   Interest Income                                                        71.21
   Expenses                                                             (471.41)
   Realized Loss                                                        (498.49)
   Unrealized Profit                                                     242.47
                                                                      ---------
   Net Loss                                                             (656.22)
                                                                      ---------
NET ASSET VALUE, DECEMBER 31, 2004:                                   $7,287.51
                                                                      =========
RATIOS TO AVERAGE NET ASSETS:
   Net Investment Loss                                                   (5.9)%
   Expenses before Incentive Fees                                         6.9 %
   Expenses after Incentive Fees                                          6.9 %
   Net Loss                                                             (10.8)%

TOTAL RETURN BEFORE INCENTIVE FEES                                       (8.3)%
TOTAL RETURN AFTER INCENTIVE FEES                                        (8.3)%
INCEPTION-TO-DATE RETURN                                                647.4 %
COMPOUND ANNUALIZED RETURN                                               12.1 %

                                   PRESORTED
                                   STANDARD
                                 U.S. POSTAGE
                                     PAID
                                  PERMIT #374
                                 LANCASTER, PA

                    Demeter Management Corporation
                    330 Madison Avenue, 8th Floor
                    New York, NY 10017

[LOGO] Morgan Stanley

ADDRESS SERVICE REQUESTED


[LOGO] printed on recycled paper