Form 10-Q
period 2005-03-31
WITTER DEAN CORNERSTONE FUND II
filed 2005-05-11
CIK 736999

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2005 or

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	March 31, 2005




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of March 31, 2005
		(Unaudited) and December 31, 2004 ........................ 2

		Statements of Operations for the Quarters
		Ended March 31, 2005 and 2004 (Unaudited)................. 3

		Statements of Changes in Partners? Capital for the
		Quarters Ended March 31, 2005 and 2004 (Unaudited) ........4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2005 and 2004 (Unaudited)........................5

		Notes to Financial Statements (Unaudited) ............. 6-11

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations ..... 12-21

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk ....................................... 22?34

Item 4.	Controls and Procedures ...............................35


PART II. OTHER INFORMATION

Item 5.	Other Information .....................................36

Item 6.	Exhibits............................................36?38





       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER CORNERSTONE FUND II
	STATEMENTS OF FINANCIAL CONDITION
	March 31,	December 31,
	        2005        	        2004
	$	$
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	14,492,024	16,679,277

	Net unrealized gain on open contracts (MS&Co.)	      535,497	  2,020,502
	Net unrealized gain (loss) on open contracts (MSIL)	      283,559	        (9,769)

	     Total net unrealized gain on open contracts	      819,056	    2,010,733

	     Total Trading Equity	15,311,080	18,690,010

Due from Morgan Stanley DW	73,991	62,388
Interest receivable (Morgan Stanley DW)	                       29,056	       27,129

	     Total Assets	 15,414,127	   18,779,527

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

Redemptions payable	152,117	57,887
Accrued administrative expenses	44,938	         37,292
Accrued management fees	       44,826	      54,665

   	    Total Liabilities	     241,881	         149,844

Partners? Capital

Limited Partners ( 3,777.306 and
    3,898.182 Units, respectively)	14,778,776	18,161,153
General Partner (100.567 Units)	       393,470	        468,530

	     Total Partners? Capital	   15,172,246	    18,629,683

	     Total Liabilities and Partners? Capital	  15,414,127	     18,779,527


NET ASSET VALUE PER UNIT	     3,912.52                             4,658.88


	The accompanying notes are an integral part of these financial statements.

       <table> 	DEAN WITTER CORNERSTONE FUND II
	STATEMENTS OF OPERATIONS
(Unaudited)


  	   	     For the Quarters Ended March 31,


                                                                         		        2005    	      2004
                                                                               	                    $		        $
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)		    82,417			       42,497

EXPENSES
	Brokerage commissions (Morgan Stanley DW)		243,706	306,261
	Management fees 	      	    138,565	  197,769
	Transaction fees and costs		15,699	22,606
	Common administrative expenses		    10,000    	         12,000

		Total Expenses		   407,970	         538,636

NET INVESTMENT LOSS	   (325,553)	     (496,139)

TRADING RESULTS
Trading profit (loss):
	Realized			(1,457,577) 	1,744,597
	Net change in unrealized		   (1,191,677)	    (1,252,605)

   		 Total Trading Results		   (2,649,254)	         491,992

NET LOSS 	             (2,974,807)  	            (4,147)

NET LOSS ALLOCATION

	Limited Partners                                                  		   (2,899,747)           	         (3,733)
	General Partner                                                   		                (75,060)   	     (414)

NET LOSS PER UNIT

	Limited Partners                                                  		                   (746.36)               	 (4.12)
	General Partner                		                   (746.36)                              (4.12)








	The accompanying notes are an integral part of these financial statements.

       <table> DEAN WITTER CORNERSTONE FUND II
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Quarters Ended March 31, 2005 and 2004
	(Unaudited)




			                                                         Units of
			                                                      Partnership	 Limited	     General
			                                                         Interest    	     Partners   	          Partner    	     Total
					$	      $	 $
Partners? Capital,
   December 31, 2003	4,426.356	21,548,446	500,963	22,049,409

Net Loss	?	(3,733)	(414)	(4,147)

Redemptions                                                      (90.335)	    (463,700)	            ?     	    (463,700)

Partners? Capital,
   March 31, 2004	  4,336.021	 21,081,013	  500,549	 21,581,562




Partners? Capital,
   December 31, 2004	3,998.749	18,161,153	468,530	18,629,683

Net Loss	?	(2,899,747)	(75,060)	(2,974,807)

Redemptions	    (120.876)	    (482,630)	            ?     	    (482,630)

Partners? Capital,
   March 31, 2005	  3,877.873	 14,778,776	  393,470	 15,172,246















The accompanying notes are an integral part of these financial statements.

       <table> 	DEAN WITTER CORNERSTONE FUND II
	STATEMENTS OF CASH FLOWS
(Unaudited)



				   For the Quarters Ended March 31,

				            2005      	      2004
				     $	$

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss		(2,974,807)	(4,147)
Noncash item included in net loss:
	Net change in unrealized	1,191,677	1,252,605

Increase in operating assets:
	Due from Morgan Stanley DW	(11,603)	(12,739)
	Interest receivable (Morgan Stanley DW)	(1,927)	(1,212)
	Prepaid incentive fee	?    	(2,250)

Increase (decrease) in operating liabilities:
	Accrued administrative expenses	7,646       	       (2,663)
	Accrued management fees	        (9,839)	         (1,382)

Net cash provided by (used for) operating activities	   (1,798,853)	   1,228,212


CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid from redemptions of Units	     (388,400)	    (466,102)

Cash used for financing activities	      (388,400)	    (466,102)

Net increase (decrease) in cash	(2,187,253)	762,110

Balance at beginning of period	   16,679,277	 20,927,464

Balance at end of period	   14,492,024	 21,689,574








	The accompanying notes are an integral part of these financial statements.



       DEAN WITTER CORNERSTONE FUND II
NOTES TO FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Dean Witter Cornerstone Fund II (the ?Partnership?). The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2004 Annual Report on Form 10-K. Certain reclassifications have been made to the prior year?s financial statements to conform to the current year presentation. Such reclassifications have no impact on the Partnership?s reported net income (loss).

1.  Organization
Dean Witter Cornerstone Fund II is a New York limited partnership organized in 1983 to engage in the speculative trading of futures contracts, options on futures contracts, and forward contracts on foreign currencies and other commodity interests. The Partnership is one of the Dean Witter Cornerstone Funds, comprised of the Partnership, Dean Witter Cornerstone Fund III, and Dean Witter Cornerstone Fund IV.



       DEAN WITTER CORNERSTONE FUND II
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The Partnership?s contracts are accounted for on a trade-date basis and marked to market on a daily basis. The Partnership accounts for its derivative investments in accordance with the
       DEAN WITTER CORNERSTONE FUND II
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

provisions of Statement of Financial Accounting Standards No.
133, ?Accounting for Derivative Instruments and Hedging
Activities? (?SFAS No. 133?). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:

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

The net unrealized gains (losses) on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the Statements of Financial Condition, and their longest contract maturities were as follows:







       DEAN WITTER CORNERSTONE FUND II
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

			   Net Unrealized Gains/(Loss)
                         On Open Contracts                Longest Maturities

                Exchange-  Off-Exchange-             Exchange-  Off-Exchange-
Date             Traded      Traded        Total      Traded       Traded
                   $            $            $

Mar. 31, 2005	1,396,220	(577,164)	819,056	Mar. 2006	Jun. 2005
Dec. 31, 2004	622,026	1,388,707	2,010,733	Dec. 2005	Mar. 2005

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership's Statements of Financial Condition.



The Partnership also has credit risk because Morgan Stanley DW, MS & Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, forward, and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership?s exchange-traded futures, forward, and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open
       DEAN WITTER CORNERSTONE FUND II
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

futures, forward, and futures-styled options contracts, which funds, in the aggregate, totaled $15,888,244 and $17,301,303 at March 31, 2005 and December 31, 2004, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership?s and MS & Co.?s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS & Co.?s bankruptcy or insolvency.






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

Capital Resources. The Partnership does not have, nor expects to have, any capital assets. Redemptions of units of limited partnership interest (?Unit(s)?) in the future will affect the amount of funds available for investments in futures, forwards, and options in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future outflows of Units.

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

Results of Operations
General. The Partnership?s results depend on the Trading Managers and the ability of each Trading Manager?s trading program(s) to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership?s operations for the three month periods ended March 31, 2005 and 2004, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Managers trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Managers or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Managers? trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.
       The Partnership?s results of operations set forth in the financial statements on pages 2 through 11 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading profit (loss)? for open (unrealized) contracts, and recorded as ?Realized trading profit (loss)? when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, and brokerage commissions expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.



       For the Quarter Ended March 31, 2005
The Partnership recorded total trading results including interest income totaling $(2,566,837) and expenses totaling $407,970, resulting in a net loss of $2,974,807 for the quarter ended March 31, 2005. The Partnership?s net asset value per Unit decreased from $4,658.88 at December 31, 2004 to $3,912.52 at March 31,
2005.

The most significant trading losses of approximately 17.2% were recorded in the currency sector throughout the quarter from positions in a variety of foreign currencies versus the U.S. dollar. During January, long positions in a variety of foreign currencies, primarily the euro, South African rand, Japanese yen, and Swiss franc, recorded losses after the U.S. dollar?s value reversed sharply higher amid conflicting economic data, positive U.S. economic data, and speculation for higher U.S. interest rates. Finally, the U.S. dollar?s value also advanced during January in response to expectations that the Chinese government would announce postponement of its revaluation of the Chinese yuan for the foreseeable future. During February, long positions in the Singapore dollar against the U.S. dollar experienced losses as the U.S. dollar?s value rose in response to positive sentiment for the Bush Administration?s budget proposal. Relaxed speculation that China would revalue its currency following the Group of Seven (?G-7 countries?) meetings also boosted the U.S. dollar. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. Additional losses were
       recorded from established short positions in the Singapore dollar, as well as from existing short positions in the euro, Swiss franc, South African rand, and Norwegian krone against the U.S. dollar as the U.S. dollar weakened due to concerns for the considerable U.S. Current Account deficit as expressed by Federal Reserve Chairman Alan Greenspan. The U.S. dollar weakened further during the remainder of the month due to a larger-than-expected drop in economic indicators and news that South Korea?s Central Bank planned to reduce its U.S. dollar currency reserves. Short European currency positions resulted in losses during early March as their values moved higher amid a sharp rise in German industrial production. Additional losses were recorded from newly established long European currency positions, as well as from existing long positions in the British pound and the Singapore dollar, versus the U.S. dollar after the value of the U.S. dollar reversed sharply higher amid an increase in U.S. interest rates and consumer prices. Additional Partnership losses of approximately 2.7% established in the global interest rate markets occurred primarily during February and March from positions in Japanese and European interest rate futures. During February, long positions resulted in losses as prices reversed lower after positive economic data and expectations for higher interest rates reduced investor demand for fixed-income investments. Short positions held during March recorded losses after prices reversed higher amid overall weakness in global equity markets and the emergence of poor Japanese economic data that signaled the potential for another recession. Losses of
       approximately 1.3% resulted in the metals markets
throughout the quarter from positions in precious metals. During January, long futures positions in gold and silver incurred losses after prices declined due to reduced demand caused by U.S. dollar strength. Short futures positions in precious metals held during February generated losses after prices advanced amid a weaker U.S. dollar. During March, long futures positions in precious metals experienced losses after prices declined amid renewed strength in the U.S. dollar. A portion of the Partnership?s overall losses for the quarter was offset by gains of approximately 4.1% recorded in the energy markets, primarily during February and March, from long positions in crude oil and its related products. Long futures positions benefited during February after prices advanced following International Energy Agency announcements concerning the potential for reduced supply due to increased demand from China. Fears of terror attacks against production facilities in the Middle East, cold weather in the Northeastern U.S., and the perception that OPEC was intent on maintaining higher price levels also boosted prices. Long positions continued to profit during March as prices were bolstered after OPEC oil ministers stated there were no plans to increase output. Also boosting prices was an Energy Information Administration report alerting that U.S. inventories of gasoline and heating oil measured significantly lower-than-expected. The weaker U.S. dollar also triggered crude oil demand early in the month from countries such as Japan and China. Finally, prices soared at the end of March after Goldman Sachs analysts warned
       oil prices could reach $105 a barrel in the future.
Additional sector gains were achieved from long futures positions in natural gas as prices advanced in tandem with crude oil prices. Gains of approximately 0.5% were recorded in the global stock index markets, primarily during February, from long positions in Pacific Rim and European equity index futures as equity prices moved higher early in the month amid the successful elections in Iraq and lower-than- expected U.S. unemployment data. Long positions in Pacific Rim equity index futures continued to profit as prices drifted higher after positive economic data reflected the potential for future economic growth in the Far East. Finally, stronger-than-expected growth in U.S. Gross Domestic Product pushed global stocks higher as investors welcomed the benefits of an improving global economy. Additional Partnership gains of approximately 0.5% were achieved in the agricultural markets from long futures positions in coffee as prices increased to five-year highs amid news of strong demand and expectations for smaller near-term crops. Speculative buying and concerns for dry weather in Brazilian growing regions also forced prices higher during March causing long positions to profit further.

For the Quarter Ended March 31, 2004
The Partnership recorded total trading results including interest income totaling $534,489 and expenses totaling $538,636, resulting in a net loss of $4,147 for the quarter ended March 31,
       2004.  The Partnership?s net asset value per Unit
decreased from $4,981.39 at December 31, 2003 to $4,977.27 at March 31, 2004.

The most significant trading gains of approximately 3.3% were recorded in the global interest rate markets. Long positions in U.S. and European interest rate futures benefited from the January release of weak U.S. economic data and February comments from global central banks regarding non-inflationary economic environments. Additional gains of approximately 2.5% were recorded in the energy markets, primarily during February, from long futures positions in crude oil and its related products as low market supply, falling inventory levels, and production cut announcements from OPEC caused prices to increase. Profits of approximately 2.5% were also achieved within the metals markets, primarily from long futures positions in base metals, such as copper, aluminum, and zinc. Industrial metals prices rose higher amid a declining U.S. dollar and increased demand from Asia. During March, long futures positions in silver supplied gains as prices for the precious metals trended consistently higher amid central bank demand triggered by lower currency values. In the agricultural markets, gains of approximately 1.9% were generated from long futures positions in corn, soybeans, and soybean related products. Growing U.S. exports and heightened demand from Asia pushed prices for these commodities higher during the
       quarter.  A portion of the Partnership?s overall gains for the quarter was offset by losses of approximately 9.8% incurred in the currency markets from short positions in the Japanese yen, South African rand, and euro versus the U.S. dollar. Short Japanese yen positions experienced losses during March as the yen reversed higher due to speculation that the Bank of Japan was relaxing its efforts to weaken the yen. Short euro positions suffered losses also during March as expectations for an interest rate reduction by the European Central Bank dissipated. During February, short positions in the South African rand produced losses as the value of the rand reversed upwards following the release of positive South African economic data.
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

The Partnership?s past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership?s market risk is limited by the uncertainty of its speculative trading. The Partnership?s speculative trading and use of leverage may cause future losses and volatility (i.e., ?risk of ruin?) that far exceed the Partnership?s experience to date under the ?Partnership?s Value at Risk in Different Market Sectors? section and significantly exceed the Value at Risk (?VaR?) tables disclosed.

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

VaR models, including the Partnership?s, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Managers in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly titled measures used by other entities.

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total net assets by primary market risk category at March 31, 2005 and 2004. At March 31, 2005 and 2004, the Partnership?s total capitalization was approximately $15 million and $22 million, respectively.

Primary Market		        March 31, 2005       March 31, 2004
Risk Category       	   Value at Risk        Value at Risk

Currency                       (2.93)%  	             (1.53)%
Equity                         (1.03)  	              (0.81)
Interest Rate                  (0.89)  	              (0.83)
Commodity                      (4.71)        	        (2.03)
Aggregate Value at Risk        (5.74)%               (2.37)%

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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total net assets for the four quarter-end reporting periods from April 1, 2004 through March 31, 2005.

Primary Market Risk Category	High	   Low	     Average
Currency	(3.12)%	(1.28)%	(2.28)%

Equity	(1.03)	(0.73)	(0.94)

Interest Rate	(1.58)	(0.89)	(1.09)

Commodity	(4.71)	(1.62)	(3.16)

Aggregate Value at Risk	(5.74)%	(3.01)%	(4.34)%


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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at March 31, 2005, and for the four quarter-end reporting periods from April 1, 2004 through March 31, 2005. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future
       financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion
(approximately 92% as of March 31, 2005) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at March 31, 2005, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency. The primary market exposure of the Partnership at March 31, 2005 was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership?s primary exposure at March 31, 2005 was to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Equity. At March 31, 2005, the Partnership had market exposure to equity sector. Exposure was to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At March 31, 2005, the Partnership?s primary exposures were to the NASDAQ 100 (U.S.), Euro Stoxx 50 (Europe), and DAX (Germany) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S. and European stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

       Interest Rate.  At March 31, 2005, the Partnership had market exposure to the global interest sector. Exposure was primarily spread across the Japanese, U.S., and European interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. However, the Partnership also takes futures positions in the government debt of smaller countries - e.g., Australia. Demeter anticipates that the G-7 countries and Australian interest rates will remain the primary interest rate exposures of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Commodity.
Energy. The second largest market exposure of the Partnership at March 31, 2005 was to the energy sector. Exposure was primarily to futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns
       and other economic fundamentals.  Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in price resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Metals. At March 31, 2005, the Partnership had market exposure in the metals sector. Exposure was to fluctuations in the price of base metals, such as copper, nickel, aluminum, and zinc, and precious metals, such as gold and silver. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Managers utilize the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Soft Commodities and Agriculturals. At March 31, 2005, the Partnership had market exposure to the markets that comprise these sectors. Most of the exposure was to the cotton, sugar, coffee, cocoa, and corn markets. Supply and demand inequalities, severe weather disruptions and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at March 31, 2005:


Foreign Currency Balances. The Partnership?s primary foreign currency balances at March 31, 2005 were in Hong Kong dollars, Japanese yen, euros, and British pounds. The
Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

 (b)	There have been no material changes during the period
covered by this quarterly report in the Partnership?s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.




       PART II.  OTHER INFORMATION

Item 5.  OTHER INFORMATION

Departure of Directors or Principal Officers; Election of
Directors; Appointment of Principal Officers.

At a meeting of the Board of Directors of Demeter held on March 30, 2005, the following Directors of Demeter resigned, and the Board of Directors accepted such resignations effective May 1, 2005: Ms. Louise M. Wasso-Jonikas and Messrs. Raymond A. Harris, Todd Taylor, and William D. Seugling.

At that March 30, 2005 meeting of the Board of Directors of Demeter, the Board of Directors elected two new Directors effective May 1, 2005, subject to approval by and registration with the National Futures Association: Ms. Shelley Hanan and Mr.
Harry Handler.

Item 6.  EXHIBITS
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

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                        Dean Witter Cornerstone Fund II
                          (Registrant)

                        By: Demeter Management Corporation
                            (General Partner)

May 16, 2005            By: /s/Kevin Perry
                               Kevin Perry
                               Chief Financial Officer







The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.























DEAN WITTER CORNERSTONE FUND II
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)





1347: