Form 10-Q
period 2005-06-30
WITTER DEAN CORNERSTONE FUND II
filed 2005-08-10
CIK 736999

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005 or

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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	June 30, 2005




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of June 30, 2005
		(Unaudited) and December 31, 2004 ........................ 2

		Statements of Operations for the Three and Six Months
		Ended June 30, 2005 and 2004 (Unaudited).................. 3

		Statements of Changes in Partners? Capital for the
		Six Months Ended June 30, 2005 and 2004 	(Unaudited)........4

		Statements of Cash Flows for the Six Months Ended
		June 30, 2005 and 2004 (Unaudited).........................5

		Notes to Financial Statements (Unaudited) ............. 6-11

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations ..... 12-25

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk ....................................... 26?38

Item 4.	Controls and Procedures ............................38-39


PART II. OTHER INFORMATION

Item 5.	Other Information .....................................40

Item 6.	Exhibits............................................40?42





       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER CORNERSTONE FUND II
	STATEMENTS OF FINANCIAL CONDITION
	June 30,	December 31,
	        2005        	        2004
	$	$
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	13,095,238	16,679,277

	Net unrealized gain on open contracts (MS&Co.)	1,007,764      	  2,020,502
	Net unrealized loss on open contracts (MSIL)	     (134,626)	        (9,769)

	     Total net unrealized gain on open contracts	       873,138	    2,010,733

	     Total Trading Equity	13,968,376	18,690,010

Due from Morgan Stanley DW	54,418	62,388
Interest receivable (Morgan Stanley DW)	         28,132               	        27,129

	     Total Assets	  14,050,926	 18,779,527

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

Redemptions payable	127,203	57,887
Accrued management fees	40,894	         54,665
Accrued administrative expenses	         29,970	         37,292

   	    Total Liabilities	       198,067	       149,844

Partners? Capital

Limited Partners (3,617.634 and
    3,898.182 Units, respectively)	13,478,178	18,161,153
General Partner (100.567 Units)	          374,681	        468,530

	     Total Partners? Capital	   13,852,859	   18,629,683

	     Total Liabilities and Partners? Capital	   14,050,926	    18,779,527


NET ASSET VALUE PER UNIT	       3,725.69	                            4,658.88

	The accompanying notes are an integral part of these financial statements.

       <table>	DEAN WITTER CORNERSTONE FUND II
	STATEMENTS OF OPERATIONS
(Unaudited)



                      For the Three Months	                              For the Six Months
  	           Ended June 30,     	                           Ended June 30,


                       	        2004    	       2005   	    2004
                                                                                          $	               $		           $	 	 $
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)	   81,066		        42,680 		   163,483		            85,177

EXPENSES
	Brokerage commissions (Morgan Stanley DW)	202,047	276,697	445,753		582,958
	Management fees	122,392      	    165,198	260,957 		   362,967
	Transaction fees and costs	14,928	23,196	30,627		45,802
	Common administrative expenses	    10,000	        15,000    	     20,000		        27,000

		   Total Expenses 	   349,367	      480,091		   757,337	     1,018,727

NET INVESTMENT LOSS 	   (268,301)	     (437,411)	  (593,854)		     (933,550)

TRADING RESULTS
Trading profit (loss):
	Realized	(522,534) 	(2,566,453)	(1,980,111)		(821,856)
	Net change in unrealized	      54,082	   (1,054,469) 	 (1,137,595)		      (2,307,074)

	           Total Trading Results	   (468,452)	   (3,620,922)	   (3,117,706)		  (3,128,930)

NET LOSS	    (736,753)	  (4,058,333)	   (3,711,560)		    (4,062,480)

NET LOSS ALLOCATION

	Limited Partners	(717,964)	  (3,963,446)	(3,617,711)		(3,967,179)
	General Partner 	                      (18,789)	(94,887)	(93,849)		(95,301)


NET LOSS PER UNIT

	Limited Partners                                                	(186.83)             (943.52)	(933.19)	(947.64)
	General Partner                                                 	(186.83)             (943.52)	(933.19)	(947.64)




	The accompanying notes are an integral part of these financial statements.

       <table> DEAN WITTER CORNERSTONE FUND II
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Six Months Ended June 30, 2005 and 2004
	(Unaudited)




			                                                         Units of
			                                                      Partnership	 Limited	     General
			                                                         Interest    	     Partners   	          Partner    	     Total
					$	      $	 $
Partners? Capital,
   December 31, 2003	4,426.356	21,548,446	500,963	22,049,409

Net Loss	?	(3,967,179)	(95,301)	(4,062,480)

Redemptions	    (187.356)	   (887,881)	      ?  	   (887,881)

Partners? Capital,
   June 30, 2004	  4,239.000	 16,693,386	  405,662	 17,099,048





Partners? Capital,
   December 31, 2004	3,998.749	18,161,153	468,530	18,629,683

Net Loss	? 	(3,617,711)	(93,849)	(3,711,560)

Redemptions	    (280.548)	   (1,065,264)	      ?  	 (1,065,264)

Partners? Capital,
   June 30, 2005	  3,718.201	 13,478,178	  374,681	 13,852,859













The accompanying notes are an integral part of these financial statements.

       <table> 	DEAN WITTER CORNERSTONE FUND II
	STATEMENTS OF CASH FLOWS
(Unaudited)

				   For the Six Months Ended June 30,

				            2005      	      2004
				     $	$

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss		(3,711,560)	(4,062,480)
Noncash item included in net loss:
	Net change in unrealized	1,137,595	2,307,074

(Increase) decrease in operating assets:
	Due from Morgan Stanley DW	7,970	(24,998)
	Interest receivable (Morgan Stanley DW)	(1,003)	(2,439)
	Prepaid incentive fee	  ?  	(2,250)

Increase (decrease) in operating liabilities:
	Accrued management fees	(13,771)	9,635
	Accrued administrative expenses	           (7,322)       	       (14,497)

Net cash used for operating activities	    (2,588,091)	   (1,789,955)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid from redemptions of Units	      (995,948)	      (891,001)

Net cash used for financing activities	      (995,948)	      (891,001)

Net decrease in cash	(3,584,039)	(2,680,956)

Balance at beginning of period	   16,679,277	   20,927,464

Balance at end of period	   13,095,238	   18,246,508







	The accompanying notes are an integral part of these financial statements.



       DEAN WITTER CORNERSTONE FUND II
NOTES TO FINANCIAL STATEMENTS
June 30, 2005
(Unaudited)

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


3.  Financial Instruments
The Partnership trades futures contracts, options on futures contracts, and forward contracts on foreign currencies and other
       DEAN WITTER CORNERSTONE FUND II
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

commodity interests. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

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

The Partnership?s contracts are accounted for on a trade-date basis and marked to market on a daily basis. The Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial Accounting Standards No. 133, ?Accounting for Derivative Instruments and Hedging Activities? (?SFAS No. 133?). SFAS No. 133 defines a derivative
       DEAN WITTER CORNERSTONE FUND II
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

as a financial instrument or other contract that has all three of the following characteristics:

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

The net unrealized gains on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the
Statements of Financial Condition, and their longest contract maturities were as follows:
                       Net Unrealized Gains
                         On Open Contracts                Longest Maturities

                Exchange-  Off-Exchange-             Exchange-  Off-Exchange-
Date             Traded      Traded        Total      Traded       Traded
                   $            $            $

Jun. 30, 2005	74,321	798,817	873,138	Dec. 2006	Sep. 2005
Dec. 31, 2004	622,026	1,388,707	2,010,733	Dec. 2005	Mar. 2005


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






       DEAN WITTER CORNERSTONE FUND II
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership also has credit risk because Morgan Stanley DW, MS & Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, forward, and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership?s exchange-traded futures, forward, and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures, forward, and futures-styled options contracts, which funds, in the aggregate, totaled $13,169,559 and $17,301,303 at June 30, 2005 and
December 31, 2004, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of









       DEAN WITTER CORNERSTONE FUND II
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

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

Results of Operations
General. The Partnership?s results depend on the Trading Managers and the ability of each Trading Manager?s trading program(s) to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership?s operations for the three and six month periods ended June 30, 2005 and 2004, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Managers trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Managers or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Managers? trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.
       The Partnership?s results of operations set forth in the financial statements on pages 2 through 11 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading profit (loss)? for open (unrealized) contracts, and recorded as ?Realized trading profit
(loss)? when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, and brokerage commissions expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.



       For the Three and Six Months Ended June 30, 2005
The Partnership recorded total trading results including interest income totaling $(387,386) and expenses totaling $349,367, resulting in a net loss of $736,753 for the three months ended June 30, 2005. The Partnership?s net asset value per Unit decreased from $3,912.52 at March 31, 2005 to $3,725.69 at June 30, 2005.

The most significant trading losses of approximately 10.3% were recorded in the energy sector primarily during April and June. During April, long futures positions in crude oil and its related products resulted in losses as prices reversed sharply lower after U.S. government data pointed to greater refinery production, slower demand growth forecasts, and news of growing supplies. Elsewhere in the energy markets, losses resulted from long natural gas positions as prices declined with crude oil prices. During June, losses were recorded from positions in natural gas, crude oil, and its related products as short futures positions held early in the month resulted in losses as prices strengthened on supply-related concerns. Later in June, long crude oil futures positions experienced losses after prices declined amid reports of slowing demand from China and reduced concerns for U.S. supply disruptions. News of negligible production interruptions from the Gulf of Mexico caused natural gas prices to rise, thus resulting in losses for short positions. Additional losses of approximately 2.9% were incurred in the metals markets during April and May from long futures positions
       in base and precious metals as prices fell due to news of increased supply, fears of weak demand due to slower economic growth, and strength in the U.S. dollar. Losses during June resulted from long futures positions in base metals, such as copper and nickel, as prices weakened in response to rumors of reduced demand from China. Short futures positions in precious metals also incurred losses after prices reversed higher at mid-month as demand increased in response to temporary U.S. dollar weakness. In the global stock indices, losses of approximately 2.1% were recorded primarily during April from long positions in Pacific Rim and European stock index futures as prices declined amid concerns for global economic growth and higher oil prices. Losses of approximately 1.9% experienced in the agricultural markets stemmed primarily from positions in corn. During April, long futures positions in corn experienced losses after prices fell amid favorable weather in U.S. growing regions. Losses incurred during May stemmed from short positions after corn prices increased due to weather-related concerns. Losses were also recorded during June from long futures positions in corn as prices dropped amid expectations of greater crop yields. A portion of the Partnership?s overall losses for the quarter was offset by gains of approximately 10.1% in the currency markets achieved primarily during May and June from short positions in the euro, Japanese yen, and Swiss franc versus the U.S. dollar as the U.S. dollar?s value increased after China downplayed rumors of a move toward a flexible exchange rate. Later in the month, the euro?s value declined further on weaker-than-expected French
       economic news, while below-consensus Japanese economic data pushed the yen?s value lower. Gains were also experienced during May from long positions in the Mexican peso and Brazilian real versus the U.S. dollar as the values of these currencies moved higher after Mexico?s Central Bank representatives declined to change Mexico?s monetary policy and Brazil?s Minister of Finance reported increased foreign investment in Brazil. Short positions in the euro, as well as the Japanese yen, benefited during June as euro weakness resulted from market pessimism for the future of Europe?s integration while weakness in the yen, stemmed from data indicating economic weakness. Additional gains of approximately 3.3% were recorded in the global interest rate markets primarily during May from long positions in European interest rate futures as fixed income prices trended higher amid greater demand for safe-haven investments due to uncertainty regarding significant hedge fund trading losses, European Central Bank rejections for increases in European interest rates, and concerns for Europe?s integration process.

The Partnership recorded total trading results including interest income totaling $(2,954,223) and expenses totaling $757,337, resulting in a net loss of $3,711,560 for the six months ended June 30, 2005. The Partnership?s net asset value per Unit decreased
from $4,658.88 at December 31, 2004 to $3,725.69       at June 30,
2005.

       The most significant trading losses of approximately 8.9%
were experienced in the currency markets primarily during the first quarter. During January, long positions in a variety of foreign currencies, primarily the South African rand, Swiss franc, euro, and Singapore dollar, recorded losses after the U.S. dollar?s value reversed higher amid positive U.S. economic data and speculation for higher U.S. interest rates. During February, long positions in the Singapore dollar against the U.S. dollar experienced losses as the U.S. dollar?s value rose in response to positive sentiment for the Bush Administration?s budget proposal. Relaxed speculation that China would revalue its currency following the Group of Seven (?G-7?) countries meetings also boosted the U.S. dollar. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy and Canada. Additional losses were recorded from newly-established short positions in the Singapore dollar, as well as from existing short positions in the South African rand, Swiss franc, and euro, against the U.S. dollar as the U.S. dollar weakened due to U.S. Current-Account deficit concerns. In early March, short European currency positions resulted in losses as their values moved higher amid a sharp rise in German industrial production. Additional losses were recorded from newly-established long euro positions, as well as from existing long positions in the British pound and the Singapore dollar, versus the U.S. dollar after the value of the U.S. dollar reversed sharply higher amid an increase in U.S. interest rates and consumer prices. Additional Partnership losses of approximately 6.6% established in the energy markets
       occurred during January, April, and June.  During January, short futures positions in crude oil incurred losses after prices increased amid speculation that OPEC would move to cut production. Forecasts for cold winter weather in the Northeastern U.S. resulted in further losses. Newly-established long futures positions in crude oil experienced additional losses after prices declined later during January on new rumors that OPEC would not cut production, thereby increasing global supply. Long futures positions in crude oil and its related products continued to incur losses during April as prices reversed sharply lower amid rising supplies and slower demand. Additional losses within the energy markets resulted from long natural gas positions as prices declined with crude oil prices. During June, losses were recorded from futures positions in natural gas, crude oil, and its related products as prices remained volatile due to concerns regarding supply and demand. Losses of approximately 4.2% resulted in the metals markets throughout the first and second quarters from positions in both precious and base metals as prices in the markets experienced choppiness amid volatility in the value of the U.S. dollar and a negative outlook in demand. Losses of approximately 1.6% incurred in the global stock indices resulted primarily during April from long positions in Pacific Rim and European stock index futures as equity prices declined amid concerns for global economic growth and higher oil prices. Losses of approximately 1.5% were recorded in the agricultural markets during the second quarter from positions in corn futures. During April, long futures positions in corn experienced losses
       after prices fell amid favorable weather in U.S. growing regions. Losses incurred during May stemmed from short futures positions in corn and long futures positions in cotton after corn prices increased due to weather-related concerns. Losses were also recorded during June from long futures positions in corn and cocoa after corn prices dropped amid expectations of greater crop yields. A portion of the Partnership?s overall losses was offset by gains of approximately 0.5% achieved in the global interest rate markets, largely during May, from long positions in European interest rate futures as fixed income prices increased amid greater demand for safe-haven investments amid uncertainty regarding hedge fund trading, European Central Bank rejections for increases in interest rates, and concerns for Europe?s integration process.

For the Three and Six Months Ended June 30, 2004
The Partnership recorded total trading results including interest income totaling $(3,578,242) and expenses totaling $480,091, resulting in a net loss of $4,058,333 for the three months ended June 30, 2004. The Partnership?s net asset value per Unit decreased from $4,977.27 at March 31, 2004 to $4,033.75 at June 30, 2004.

The most significant trading losses of approximately 11.1% were incurred in the currency markets from positions in the Japanese yen, Singapore dollar, and European currencies versus the U.S. dollar. Speculation for increases in U.S. interest rates and the
       release of mixed U.S. economic data caused erratic trading patterns in the value of the U.S. dollar. Better-than-anticipated improvements in Japanese economic data encouraged speculation for an increase in Japanese interest rates and caused choppy trading in the yen also. Finally, positions in the South African rand versus the U.S. dollar also contributed losses as long positions were hurt during April as the dollar moved higher in response to rising interest rate outlooks. During May, short rand positions suffered losses as the rand?s value benefited from strengthening gold prices. Losses of approximately 4.0% were recorded in the global interest rates markets, primarily during June, from positions in Japanese interest rate futures. Long positions experienced losses as prices first decreased amid anticipation that the Bank of Japan would raise interest rates during June. Later in the month, additional losses were recorded from newly-established short positions as prices rose following the Japanese Central Bank?s decision to leave their interest rate policy unchanged. Long European and Australian interest rate futures positions also incurred losses as fixed income prices tumbled following the release of stronger-than-expected U.S. jobs data during early April. Further Partnership losses of approximately 3.9% were experienced in the global stock indices. During May, long positions in Japanese and European equity index futures resulted in losses as equity prices declined in response to geopolitical concerns and expanding energy prices. Newly-established short positions in these markets, as well as in U.S. stock indices, experienced additional losses as prices rebounded
       later in May.  During June, losses from short positions in
Japanese stock indices were incurred as prices strengthened on renewed investor sentiment regarding the Japanese economic recovery. Short positions in European stock indices followed as prices benefited from the release of positive economic data. In the metals markets, losses of approximately 3.2% were experienced from positions in both precious and base metals. During April, prices weakened from a stronger U.S. dollar and a decline in Asian demand. During May, short futures positions in copper, nickel and gold accounted for the majority of sector losses.

The Partnership recorded total trading results including interest income totaling $(3,043,753) and expenses totaling $1,018,727, resulting in a net loss of $4,062,480 for the six months ended June 30, 2004. The Partnership?s net asset value per Unit decreased from $4,981.39 at December 31, 2003 to $4,033.75 at June 30, 2004.

The most significant trading losses of approximately 19.8% were incurred in the currency markets from short positions in the Japanese yen, South African rand, and euro versus the U.S. dollar. Short Japanese yen positions experienced losses during March as the yen reversed higher due to speculation that the Bank of Japan was relaxing its efforts to weaken the yen. Short euro positions suffered losses also during March as expectations for an interest rate reduction by the European Central Bank dissipated. During February, short positions in the South African rand produced losses as the value of the rand reversed upwards following the release of positive South African economic data. During April, May, and June, losses stemmed from positions in the Japanese yen, Singapore dollar, and European currencies versus the U.S. dollar. Speculation for increases in U.S. interest rates and the release of mixed U.S. economic data caused erratic trading patterns in the value of the dollar. Additional losses of approximately 3.6% stemmed from the global stock index markets. During May, long positions in Japanese and European equity index futures resulted in losses as equity prices declined in response to geopolitical concerns and expanding energy prices. Newly-established short positions in these markets, as well as in U.S. stock indices, experienced additional losses as prices rebounded later in May. During June, losses from short positions in Japanese stock indices were incurred as prices strengthened on renewed investor sentiment regarding the Japanese economic recovery. Short positions in European stock indices followed as prices benefited from the release of positive economic data. Additional losses of approximately 0.9% were incurred from the global interest rate markets, primarily during June, from positions in Japanese interest rate futures. Long positions experienced losses as prices first decreased amid anticipation that the Bank of Japan would raise interest rates. Later in the month, additional losses were recorded from newly-established short positions as prices rose following the Japanese Central Bank?s decision to leave their interest rate policy unchanged.
       Losses in the metals markets of approximately 0.8%
resulted from positions in both precious and base metals. During April, industrial metals prices profited from a weaker U.S. dollar and strong Asian demand. Gold prices also increased as investor interest was reignited by a weaker U.S. dollar and fears of potential terrorist attacks. During May, short futures positions in copper, nickel, and gold accounted for the majority of sector losses. A portion of the Partnership?s overall losses for the first six months of the year was offset by gains of approximately 5.5% recorded in the energy markets, primarily during February, April, and May, from long futures positions in crude oil and its related products as low market supply, falling inventory levels, production cut announcements from OPEC, and fears of potential terrorist activity in Saudi Arabia pushed prices higher. In the agricultural markets, gains of approximately 1.4% were generated from long futures positions in corn, soybeans, and soybean related products. Growing U.S. exports and heightened demand from Asia pushed prices for these commodities higher during the first quarter. During April, short futures positions in cotton gained as prices trended lower due to news of a decrease in demand from China and a landmark decision by the World Trade Organization that denounced U.S. and European cotton subsidies. Long futures positions in live cattle supplemented sector gains as inflationary concerns lifted agricultural commodity prices higher.
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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at June 30, 2005 and 2004. At June 30, 2005 and 2004, the Partnership?s total capitalization was approximately $14 million and $17 million, respectively.

Primary Market		        June 30, 2005         June 30, 2004
Risk Category       	   Value at Risk         Value at Risk

Currency                      (3.31)%                (1.80)%
Interest Rate                 (1.15)     	            (0.90)
Equity                        (1.15)            	     (0.73)
Commodity                     (2.58)           	      (2.14)
Aggregate Value at Risk       (4.49)%                (3.01)%

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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from July 1, 2004 through June 30, 2005.

Primary Market Risk Category	High	   Low	     Average
Currency	(3.31)%	(1.28)%	(2.66)%

Interest Rate	(1.58)	(0.89)	(1.15)

Equity	(1.15)	(0.95)	(1.04)

Commodity	(4.71)	(1.62)	(3.27)

Aggregate Value at Risk	(5.74)%	(3.85)%	(4.71)%


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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at June 30, 2005, and for the four quarter-end reporting periods from July 1, 2004 through June 30, 2005. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion (approximately 88% as of June 30, 2005) of its available assets in cash at Morgan Stanley DW. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at June 30, 2005, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency. The primary market exposure of the Partnership at June 30, 2005 was to the currency sector. The Partnership?s currency
       exposure is to exchange rate fluctuations, primarily
fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership?s primary exposure at June 30, 2005 was to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Interest Rate. At June 30, 2005, the Partnership had market exposure to the global interest sector. Exposure was primarily spread across the U.S., European, and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. However, the Partnership also takes futures positions in the government debt of smaller countries - e.g., Australia. Demeter anticipates that the G-7 countries and Australian interest rates will remain the primary interest rate exposures of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership
       may range from short to long-term instruments.
Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Equity. At June 30, 2005, the Partnership had market exposure to equity sector. Exposure was to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At June 30, 2005, the Partnership?s primary exposures were to the DAX (Germany), S&P 500 (U.S.), MIB (Italy), and NIKKEI (Japan) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S. and European stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Commodity.
Energy. The second largest market exposure of the Partnership at June 30, 2005 was to the energy sector. Exposure was primarily to futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in price resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Metals. At June 30, 2005, the Partnership had market exposure in the metals sector. Exposure was to fluctuations in the price of base metals, such as copper, nickel, aluminum, and
zinc, and precious metals, such as gold.    Economic forces,
supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Managers utilize the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Soft Commodities and Agriculturals.  At June 30, 2005, the
Partnership had market exposure to the markets that comprise these sectors. Most of the exposure was to the coffee, sugar, cotton, corn, and cocoa markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2005:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at June 30, 2005 were in Hong Kong dollars,
       euros, and Japanese yen.  The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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
   (a)	As of the end of the period covered by this quarterly
report, the President and Chief Financial Officer of Demeter, the general partner of the Partnership, have evaluated the effectiveness of the Partnership?s disclosure controls and procedures (as defined in Rules
13a-15(e) and 15d-15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

 (b)	There have been no material changes during the period
covered by this quarterly report in the Partnership?s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) or in other factors that could significantly affect these controls subsequent to the date of their evaluation.




       PART II.  OTHER INFORMATION

Item 5.  OTHER INFORMATION

Management. The following changes have been made to the Board of Directors and Officers of Demeter:

Mr. Harry Handler and Ms. Shelley Hanan were approved as Directors of Demeter by the National Futures Association as of May 12, 2005 and June 30, 2005, respectively.

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




                        Dean Witter Cornerstone Fund II
                          (Registrant)

                        By: Demeter Management Corporation
                            (General Partner)

August 15, 2005         By: /s/Kevin Perry
                               Kevin Perry
                               Chief Financial Officer







The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.