Form 10-Q
period 2005-09-30
WITTER DEAN CORNERSTONE FUND II
filed 2005-11-10
CIK 736999

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005 or

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

Yes             No     X


Indicate by check-mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).  Yes ___  No  X



       <table>	DEAN WITTER CORNERSTONE FUND II

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	September 30, 2005




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of September 30, 2005
		(Unaudited) and December 31, 2004 ........................ 2

		Statements of Operations for the Three and Nine Months
		Ended September 30, 2005 and 2004 	(Unaudited)............. 3

		Statements of Changes in Partners? Capital for the
		Nine Months Ended September 30, 2005 and 2004
		(Unaudited)................................................4

		Statements of Cash Flows for the Nine Months Ended
		September 30, 2005 and 2004 (Unaudited)....................5

		Notes to Financial Statements (Unaudited) ............. 6-11

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations ..... 12-29

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk ....................................... 30?42

Item 4.	Controls and Procedures ...............................43


PART II. OTHER INFORMATION

Item 6.	Exhibits...............................................44





       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER CORNERSTONE FUND II
	STATEMENTS OF FINANCIAL CONDITION

<caption>	September 30,	December 31,
	        2005        	        2004
	$	$
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	13,284,848	16,679,277

	Net unrealized gain on open contracts (MS&Co.)	      886,577	  2,020,502
	Net unrealized gain (loss) on open contracts (MSIL)	        20,537	        (9,769)

	     Total net unrealized gain on open contracts	       907,114	    2,010,733

	     Total Trading Equity	14,191,962	18,690,010

Interest receivable (Morgan Stanley DW)	                        32,841	        27,129
Due from Morgan Stanley DW	         16,923	        62,388

	     Total Assets	  14,241,726	 18,779,527

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

Redemptions payable	174,675	57,887
Accrued management fees	41,462	         54,665
Accrued administrative expenses	         25,988	         37,292

   	    Total Liabilities	       242,125	       149,844

Partners? Capital

Limited Partners (3,468.061 and
    3,898.182 Units, respectively)	13,605,080	18,161,153
General Partner (100.567 Units)	       394,521	        468,530

	     Total Partners? Capital	  13,999,601	   18,629,683

	     Total Liabilities and Partners? Capital	   14,241,726	    18,779,527


NET ASSET VALUE PER UNIT	      3,922.96	                            4,658.88


	The accompanying notes are an integral part of these financial statements.

       <table> 	DEAN WITTER CORNERSTONE FUND II
	STATEMENTS OF OPERATIONS
(Unaudited)



                                    or the Three Months	                       For the Nine
Months
                                                          Ended September 30,                      Ended
September 30,

                                                      2005   	        2004    	       2005   	    2004
                                                        $	               $	           $	 $
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)                       96,617		     49,658 	                260,100		           134,835

EXPENSES
	Brokerage commissions (Morgan Stanley DW)	209,004	261,978	654,757		844,936
	Management fees	125,729      	    143,269	386,686 		   506,236
	Transaction fees and costs	10,352	21,105	40,979		66,907
	Common administrative expenses	       9,000	      15,000    	       29,000		        42,000

		   Total Expenses 	   354,085	    441,352		  1,111,422	     1,460,079

NET INVESTMENT LOSS 	  (257,468)	   (391,694)	   (851,322)		     (1,325,244)

TRADING RESULTS
Trading profit (loss):
	Realized	954,398 	(2,886,318)	(1,025,713)		(3,708,174)
	Net change in unrealized	    33,976	  2,944,098 	  (1,103,619)		         637,024
			988,374	57,780	(2,129,332)		(3,071,150)
Proceeds from Litigation Settlement	   ?  	             755	     ?  	               755

	           Total Trading Results	   988,374	       58,535	  (2,129,332)		   (3,070,395)

NET INCOME (LOSS)	  730,906	    (333,159)	  (2,980,654)		    (4,395,639)

NET INCOME (LOSS) ALLOCATION

	Limited Partners	711,066	  (325,458)	(2,906,645)		(4,292,637)
	General Partner 	             19,840         	(7,701)	(74,009)		(103,002)


NET INCOME (LOSS) PER UNIT

	Limited Partners                                                	197.27	             (76.58)	(735.92)	(1,024.22)
	General Partner                                                 	197.27	             (76.58)	(735.92)	(1,024.22)



	The accompanying notes are an integral part of these financial statements.

       <table> DEAN WITTER CORNERSTONE FUND II
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Nine Months Ended September 30, 2005 and 2004
	(Unaudited)




			                                                         Units of
			                                                      Partnership	 Limited	     General
			                                                         Interest    	     Partners   	          Partner    	     Total
					$	      $	 $
Partners? Capital,
   December 31, 2003                                    4,426.356	21,548,446	500,963	22,049,409

Net Loss                                                                 ?		(4,292,637)	(103,002)
	(4,395,639)

Redemptions                                                    (368.253)		   (1,595,147)	      ?
  (1,595,147)

Partners? Capital,
   September 30, 2004                                    4,058.103		 15,660,662	  397,961
16,058,623





Partners? Capital,
   December 31, 2004                                     3,998.749	18,161,153	468,530	18,629,683

Net Loss                                                                  ?		(2,906,645)	(74,009)
	(2,980,654)

Redemptions                                                    (430.121)		   (1,649,428)	      ?
  (1,649,428)

Partners? Capital,
   September 30, 2005                                    3,568.628		 13,605,080	  394,521
13,999,601













The accompanying notes are an integral part of these financial statements.


       <table>	DEAN WITTER CORNERSTONE FUND II
	STATEMENTS OF CASH FLOWS
(Unaudited)

				   For the Nine Months Ended September 30,

				            2005      	      2004
				     $	$

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss		(2,980,654)	(4,395,639)
Noncash item included in net loss:
	Net change in unrealized	1,103,619	(637,024)

(Increase) decrease in operating assets:
	Interest receivable (Morgan Stanley DW)	(5,712)	(4,507)
	Due from Morgan Stanley DW	45,465	(8,753)
	Prepaid incentive fee	?    	(2,250)

Decrease in operating liabilities:
	Accrued management fees	(13,203)	(17,222)
	Accrued administrative expenses	              (11,304)	           (423)

Net cash used for operating activities	   (1,861,789)	  (5,065,818)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid from redemptions of Units	  (1,532,640)	    (1,489,358)

Net cash used for financing activities	  (1,532,640)	   (1,489,358)

Net decrease in cash	(3,394,429)	(6,555,176)

Balance at beginning of period	  16,679,277	   20,927,464

Balance at end of period	  13,284,848	   14,372,288




	The accompanying notes are an integral part of these financial statements.



       DEAN WITTER CORNERSTONE FUND II
NOTES TO FINANCIAL STATEMENTS
September 30, 2005
(Unaudited)

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


3.  Financial Instruments
The Partnership trades futures contracts, options on futures contracts, and forward contracts on foreign currencies and other commodity interests. Futures and forwards represent contracts for
       DEAN WITTER CORNERSTONE FUND II
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.


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

                Exchange-  Off-Exchange-             Exchange-  Off-Exchange-
Date             Traded      Traded        Total      Traded       Traded
                   $            $            $

Sep. 30, 2005	983,695	(76,581)	907,114	Dec. 2006	Dec. 2005
Dec. 31, 2004	622,026	1,388,707	2,010,733	Dec. 2005	Mar. 2005


       DEAN WITTER CORNERSTONE FUND II
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership's Statements of Financial Condition.



The Partnership also has credit risk because Morgan Stanley DW, MS & Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, forward, and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership?s exchange-traded futures, forward, and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures, forward, and futures-styled options contracts, which funds, in the aggregate, totaled $14,268,543 and $17,301,303 at September 30, 2005 and December 31, 2004, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of
       DEAN WITTER CORNERSTONE FUND II
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

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

Results of Operations
General. The Partnership?s results depend on the Trading Managers and the ability of each Trading Manager?s trading program(s) to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership?s operations for the three and nine month periods ended September 30, 2005 and 2004, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Managers trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Managers or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Managers? trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

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

For the Three and Nine Months Ended September 30, 2005
The Partnership recorded total trading results including interest income totaling $1,084,991 and expenses totaling $354,085, resulting in net income of $730,906 for the three months ended September 30, 2005. The Partnership?s net asset value per Unit increased from $3,725.69 at June 30, 2005 to $3,922.96 at September 30, 2005.

The most significant trading gains of approximately 11.0% were recorded in the energy markets primarily during August from long futures positions in natural gas, crude oil, and their related products as prices climbed higher throughout the month on supply and demand concerns. After Hurricane Katrina struck the Gulf of Mexico, prices advanced further to touch record highs amid concerns for heavily damaged, or even possibly destroyed, refineries and production facilities. Gains of approximately 2.9% were achieved in the global stock index markets during July from long positions in Pacific Rim and European stock indices as prices increased amid positive economic data out of the U.S. and Japan. Prices continued to strengthen after China reformed its U.S. dollar currency peg policy, leading market participants to conclude that a revaluation in the Chinese yuan would likely ease trade tensions between China, the U.S, Europe, and Japan. Finally, strong corporate earnings out of the European Union and
       the U.S. resulted in optimistic investor sentiment and pushed prices higher. During September, gains were produced from long positions in Japanese stock index futures as prices increased on positive comments from Bank of Japan Governor Toshihiko Fukui, who said the Japanese economy was in the process of emerging from a soft patch as demonstrated by rising production, improving business sentiment, and a sustained upturn in consumer spending. Additional sector gains resulted from long positions in European and U.S. stock index futures as oil prices declined and investors embraced signs that the global economy could move forward despite Hurricane Katrina's devastation of the U.S. Gulf Coast. In the agricultural markets, gains of approximately 1.4% were experienced primarily during July from long futures positions in corn and sugar, and short futures positions in coffee. Corn prices advanced amid hot-dry weather in the U.S. Midwest, while sugar prices rallied on reductions in market supply. Short coffee positions benefited as coffee prices declined in response to export growth from Vietnam. During August, short positions in coffee and cotton experienced gains as prices trended lower amid news of lower global consumption and strong supply. Elsewhere in the agricultural markets, gains were experienced during August from long positions in sugar futures as prices advanced due to speculative buying. Profits of approximately 0.4% were recorded in the metals markets primarily during September from long futures positions in copper as prices strengthened in response to increased global demand from countries such as China and India. A portion of the
       Partnership?s overall gains for the quarter was offset by losses of approximately 6.1% in the currency markets, primarily during August and September. During August, long U.S. dollar positions against the British pound, Singapore dollar, Swiss franc, and euro incurred losses as the value of the U.S. dollar declined amid higher crude oil prices, lower durable goods, the U.S. trade imbalance, and economic warnings from U.S. Federal Reserve Chairman Alan Greenspan. Short U.S. dollar positions against the British pound, Norwegian krone, Swiss franc, and euro held during September recorded losses as the value of the U.S. dollar advanced amid bolstered expectations that the U.S. Federal Reserve would continue to raise interest rates in light of reports of a smaller-than-expected rise in U.S. jobless claims. Meanwhile, the British pound weakened after records of the slowest British economic growth led to expectations for further interest rate cuts by the Bank of England. In addition, the values of European currencies closed lower amid weaker growth forecasts for the European economy and developments of political uncertainty stemming from news that Germany?s incumbent Chancellor, Gerhard Schroeder, would not concede defeat to the opposition leader Angela Merkel in the days after the election. In the global interest rate markets, losses of approximately 3.8% were experienced during July and August from positions in U.S, European, and Japanese interest rate futures. During July, long U.S. interest rate futures positions experienced losses as prices declined following a rise in interest rates and after the U.S. Labor Department released its June employment report. European
       fixed-income prices declined on strength in regional
equity markets, and news of terrorist attacks on the London
transport network also weighed on European bond prices.    Within
the Japanese interest rate markets, losses were recorded as prices declined following positive economic comments on the Japanese economy by the Japanese Ministry of Finance. During August, short positions in U.S. and Japanese fixed-income futures incurred losses as prices reversed higher on worries about the global economic impact of Hurricane Katrina. Within Japanese interest rate futures markets, a bigger-than-expected decline in Japanese industrial output for July, which clouded prospects for the Japanese economy, also contributed to higher prices. Additional losses were recorded from positions in European interest rate futures as prices moved without consistent direction.

The Partnership recorded total trading results including interest income totaling $(1,869,232) and expenses totaling $1,111,422, resulting in a net loss of $2,980,654 for the nine months ended September 30, 2005. The Partnership?s net asset value per Unit decreased from $4,658.88 at December 31, 2004 to $3,922.96 at September 30, 2005.

The most significant trading losses of approximately 14.5% were experienced in the currency markets primarily during the first quarter. During January, long positions in a variety of foreign currencies, primarily the South African rand, Swiss franc, euro,
       and Singapore dollar, recorded losses after the U.S.
dollar?s value reversed higher amid positive U.S. economic data and speculation for higher U.S. interest rates. During February, long positions in the Singapore dollar against the U.S. dollar experienced losses as the U.S. dollar?s value rose in response to positive sentiment for the Bush Administration?s budget proposal. Relaxed speculation that China would revalue its currency following the Group of Seven (?G-7?) countries meetings also boosted the U.S. dollar. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada.
Additional losses were recorded from newly-established short positions in the Singapore dollar, as well as from existing short positions in the South African rand, Swiss franc, and euro, against the U.S. dollar as the U.S. dollar weakened due to U.S. Current-Account deficit concerns. In early March, short European currency positions resulted in losses as their values moved higher amid a sharp rise in German industrial production. Additional losses were recorded from newly-established long euro positions, as well as from existing long positions in the British pound and the Singapore dollar, versus the U.S. dollar after the value of the U.S. dollar reversed sharply higher amid an increase in U.S. interest rates and consumer prices. During August, long U.S. dollar positions against the British pound, Singapore dollar, Swiss franc, and euro incurred losses as the value of the U.S. dollar declined amid higher crude oil prices, lower durable goods orders reported by the U.S. Commerce Department, the U.S. trade imbalance, and economic warnings from U.S. Federal Reserve
       Chairman Alan Greenspan.  Short U.S. dollar positions against the British pound, Norwegian krone, Swiss franc, and euro held during September recorded losses as the value of the U.S. dollar advanced amid bolstered expectations that the U.S. Federal Reserve would continue to raise interest rates. Meanwhile, the British pound weakened after records of the slowest British economic growth led to expectations for further interest rate cuts by the Bank of England. In addition, the values of European currencies closed lower amid weaker growth forecasts for the European economy and developments of political uncertainty stemming from news that Germany?s incumbent Chancellor, Gerhard Schroeder, would not concede defeat to the opposition leader Angela Merkel in the days after the election. Additional Partnership losses of approximately 3.8% established in the metals markets throughout the first and second quarters primarily from positions in precious metals as prices in the markets experienced choppiness amid volatility in the value of the U.S. dollar and a negative outlook in demand. In the global interest rate markets, losses of approximately 3.3% resulted during the first and third quarters. During February long positions in Japanese interest rate futures recorded losses as prices reversed lower after positive economic data and expectations for higher interest rates reduced investor demand for fixed-income investments. Newly-established short Japanese positions held during March experienced losses after prices reversed higher amid overall weakness in global equity markets and the emergence of poor Japanese economic data that signaled the potential for
       another recession.  During the third quarter, losses
stemmed from positions in U.S and Japanese interest rate futures.
 During July, long U.S. interest rate futures positions experienced losses as prices declined following a rise in interest rates and after the U.S. Labor Department released its June employment report. Within the Japanese interest rate markets, losses were recorded as prices declined following positive comments on the Japanese economy by the Japanese Ministry of Finance. During August, short positions in U.S. and Japanese fixed-income futures incurred losses as prices reversed higher on worries about the global economic impact of Hurricane Katrina. Within Japanese interest rate futures markets, a bigger-than-expected decline in Japanese industrial output for July, which clouded prospects for the Japanese economy, also contributed to higher prices. A portion of the Partnership?s overall losses for the first nine months of the year was offset by gains of approximately 3.7% in the energy markets primarily during the third quarter from long futures positions in natural gas, crude oil, and their related products as prices climbed higher on supply and demand concerns. After Hurricane Katrina struck the Gulf of Mexico, prices advanced further to touch record highs amid concerns for heavily damaged, or even possibly destroyed, refineries and production facilities. Additional gains of approximately 1.2% recorded in the global stock indices were achieved primarily during the third quarter from long positions in European and Pacific Rim stock index futures as prices rose amid positive economic data out of the U.S. and
       Japan.  Prices continued to strengthen after China
reformed its U.S. dollar currency peg policy, leading market participants to conclude that a revaluation in the Chinese yuan would likely ease trade tensions between China, the U.S, Europe,
and Japan.   Finally, strong corporate earnings out of the
European Union and the U.S. resulted in optimistic investor sentiment and pushed prices higher. During September, gains were produced from long positions in Japanese stock index futures as prices increased on positive economic comments from Bank of Japan Governor Toshihiko Fukui, improving business sentiment and a sustained upturn in consumer spending. Additional sector gains resulted from long positions in European stock index futures as equity prices increased due to a decline in oil prices.

For the Three and Nine Months Ended September 30, 2004
The Partnership recorded total trading results including interest income totaling $108,193 and expenses totaling $441,352, resulting in a net loss of $333,159 for the three months ended
September 30, 2004. The Partnership?s net asset value per Unit decreased from $4,033.75 at June 30, 2004 to $3,957.17 at
September 30, 2004.

The most significant trading losses of approximately 10.8% were incurred in the currency markets, primarily during July and August. During July, long positions in the Japanese yen versus the U.S. dollar resulted in losses as the dollar advanced amid a
       jump in July consumer confidence data.  Long positions in
European currencies, such as the euro and Swiss franc, in addition to the Australian dollar and South African rand, versus the U.S. dollar also contributed to sector losses due to upbeat market sentiment that strengthened the dollar. During August, losses were recorded from positions in the euro relative to the U.S. dollar as the euro experienced short-term volatility in response to conflicting economic data and surging energy prices. Additional losses resulted from short positions in the Japanese yen versus the U.S. dollar as the dollar?s value was pressed lower by concerns for the rate of U.S. economic growth. Smaller losses were incurred from long positions in the South African rand against the U.S. dollar as the rand moved lower due to a reduction in interest rates by the Reserve Bank of South Africa. Additional losses of approximately 3.5% were incurred in the metals markets during July and September. Losses resulted during July from long futures positions in base metals as a slowdown in demand from China negatively affected prices for industrial metals and in precious metals as prices fell amid a rebound in the value of the U.S. dollar. During September, short positions in base and precious metals generated losses as base metals prices moved higher in response to continued demand from China and reports of lower-than-expected inventories, while precious metals prices advanced amid a decline in the value of the U.S. dollar. Partnership losses of approximately 2.5% resulted from
       trading in the global stock index markets, primarily
during July and September. Long positions in Japanese, European, and U.S. stock index futures generated losses during July as prices reversed lower due to the release of disappointing U.S. employment data. During September, short positions in European and U.S. stock index futures experienced losses after tame U.S. inflation data and a better-than-expected jobless outlook triggered global equity prices to move higher. Finally, losses of approximately 1.0% stemmed from the agricultural markets primarily during August. Long positions in live cattle futures produced losses as prices reversed lower after Japan and the United States failed to reach an agreement regarding the resumption of U.S. beef exports. Short positions in cotton futures also contributed to sector losses as prices moved higher amid concerns regarding cooler-than-usual weather in U.S. growing regions. A portion of the Partnership?s overall losses for the quarter was offset by gains of approximately 13.4% in the energy markets from long futures positions in crude oil and its related products as prices trended higher throughout the quarter due to supply concerns and geopolitical worries. Additional profits of approximately 3.0% were achieved in the global interest rates sector primarily during August from long positions in European and U.S. interest rate futures. Global bond prices trended higher boosted by a surge in oil prices earlier in the month, a drop in equity prices, and a mixed economic picture generated by
       reports on retail sales, jobless claims, and the U.S.
trade deficit. Long positions in Japanese interest rate futures provided additional gains during September as prices benefited from geopolitical concerns and skepticism regarding a continuation in the Japanese economic recovery.

The Partnership recorded total trading results including interest income totaling $(2,935,560) and expenses totaling $1,460,079, resulting in a net loss of $4,395,639 for the nine months ended September 30, 2004. The Partnership?s net asset value per Unit decreased from $4,981.39 at December 31, 2003 to $3,957.17 at September 30, 2004.

The most significant trading losses of approximately 28.5% were incurred in the currency markets. During the second quarter, losses stemmed from positions in the Japanese yen, Singapore dollar, and European currencies versus the U.S. dollar. Speculation for increases in U.S. interest rates and the release of mixed U.S. economic data caused erratic trading patterns in the value of the dollar. During the third quarter, long positions in the Japanese yen versus the U.S. dollar resulted in losses as the dollar advanced amid a jump in July consumer confidence data. Long positions in European currencies, such as the euro and Swiss franc, in addition to the Australian dollar and South African rand, versus the U.S. dollar also contributed to sector losses during the third quarter due to upbeat market
       sentiment that strengthened the dollar.  During August, losses were recorded from positions in the euro relative to the U.S. dollar as the euro experienced short-term volatility in response to conflicting economic data and surging energy prices. Additional losses resulted from short positions in the Japanese yen versus the U.S. dollar as the dollar?s value was pressed lower by concerns for the rate of U.S. economic growth during the final month of the third quarter. Losses during the first quarter resulted from short Japanese yen positions during March as the yen reversed higher due to speculation that the Bank of Japan was relaxing its efforts to weaken the yen. Short euro positions suffered losses also during March as expectations for an interest rate reduction by the European Central Bank dissipated. During February, short positions in the South African rand produced losses as the value of the rand reversed upwards following the release of positive South African economic data. Additional losses of approximately 6.0% were incurred in the global stock index markets primarily during the second and third quarters of the year. During May, long positions in European and Japanese equity index futures resulted in losses as equity prices declined in response to geopolitical concerns and expanding energy prices. Newly-established short positions in these markets, as well as in U.S. stock indices, experienced additional losses as prices rebounded later in May. During June, losses from short positions in European and Japanese stock indices were experienced as prices benefited from the release of positive economic data. During the third quarter, long positions
       in Japanese, European, and U.S. stock index futures
generated losses during July as prices reversed lower due to the release of disappointing U.S. employment data. During September, short positions in European and U.S. stock index futures experienced losses after tame U.S. inflation data and a better-than-expected jobless outlook triggered global equity prices to move higher. Losses of approximately 4.3% were incurred in the metals markets from positions in both precious and base metals. Losses resulted during July from long futures positions in base metals as a slowdown in demand from China negatively affected prices for industrial metals and in precious metals as prices fell amid a rebound in the value of the U.S. dollar. During September, short positions in base and precious metals generated losses as base metals prices moved higher in response to continued demand from China and reports of lower-than-expected inventories, while precious metals prices advanced amid a decline in the value of the U.S. dollar. During April, additional losses were experienced in the metals markets from long positions in both precious and base metals due to the U.S. dollar?s move higher and fears of reduced demand from China. During May, short futures positions in copper, nickel, and gold accounted for the majority of sector losses. A portion of the Partnership?s overall losses for the first nine months of the year was offset by gains of approximately 19.5% recorded in the energy markets from long futures positions in crude oil and its related products as low market supply, falling inventory levels, and fears of potential terrorist activity in the Middle East pushed prices
       higher.  Additional profits of approximately 2.1% were established in the global interest rate markets during the first and third quarters as long positions in U.S. and European interest rate futures benefited from the prospects for weak economic growth spurred by fears of terrorism and higher energy prices. Smaller profits of approximately 0.4% were achieved in the agricultural markets from long futures positions in corn as growing U.S. exports and heightened demand from Asia pushed prices higher primarily during the first quarter.
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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at September 30, 2005 and 2004. At September 30, 2005 and 2004, the Partnership?s total capitalization was approximately $14 million and $16 million, respectively.

Primary Market		     September 30, 2005    September 30, 2004
Risk Category       	   Value at Risk         Value at Risk

Currency                       (2.03)%               (1.28)%
Equity                         (0.96) 	               (0.95)
Interest Rate                  (0.43)    	            (1.58)
Commodity                      (2.07)          	      (4.18)
Aggregate Value at Risk        (3.16)%               (4.75)%

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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from October 1, 2004 through September 30, 2005.

Primary Market Risk Category	High	   Low	     Average
Currency	(3.31)%	(2.03)%	(2.85)%

Equity	(1.15)	(0.96)	(1.04)

Interest Rate	(1.15)	(0.43)	(0.86)

Commodity	(4.71)	(1.62)	(2.75)

Aggregate Value at Risk	(5.74)%	(3.16)%	(4.31)%


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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at September 30, 2005, and for the four quarter-end reporting periods from October 1, 2004 through September 30, 2005.
 VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s
       future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at Morgan Stanley DW; as of September 30, 2005, such amount is equal to approximately 89% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at September 30, 2005, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency. The primary market exposure of the Partnership at September 30, 2005 was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership?s primary exposure at September 30, 2005 was to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Equity. The second largest market exposure of the Partnership at September 30, 2005 was to the global stock index sector, primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At September 30, 2005, the Partnership?s primary exposures were to the DAX (Germany), Nikkei 225 (Japan), S&P/MIB (Italy), Euro Stoxx 50 (Europe), and Hang Seng (China) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S. and European stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Interest Rate. The third largest market exposure of the Partnership at September 30, 2005 was to the global interest rate sector. Exposure was primarily spread across the Japanese, European, and U.S. interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries.
 However, the Partnership also takes futures positions in the government debt of smaller countries - e.g., Australia. Demeter anticipates that the G-7 countries and Australian interest rates will remain the primary interest rate exposures of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Commodity.
Energy. At September 30, 2005, the Partnership had market exposure in the energy sector. The Partnership?s energy exposure was to futures contracts in crude oil and its related products, and natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in price resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Metals. At September 30, 2005, the Partnership had market exposure in the metals sector. The Partnership?s metals exposure was to fluctuations in the price of base metals, such as copper, nickel, aluminum, and zinc, and precious metals,
such as silver and gold.    Economic forces, supply and demand
inequalities, geopolitical factors, and market expectations influence price movements in these markets. The Trading Managers utilize the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Soft Commodities and Agriculturals. At September 30, 2005, the Partnership had market exposure to the markets that comprise these sectors. Most of the exposure was to the coffee, sugar, cotton, corn, live cattle, and cocoa markets. Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

       Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2005:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at September 30, 2005 were in Hong Kong dollars, euro, and Japanese yen. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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




       PART II.  OTHER INFORMATION
Item 6.  EXHIBITS
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




                        Dean Witter Cornerstone Fund II
                          (Registrant)

                        By: Demeter Management Corporation
                            (General Partner)

November 14, 2005       By: /s/Kevin Perry
                               Kevin Perry
                               Chief Financial Officer







The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.













- 9 -





DEAN WITTER CORNERSTONE FUND II
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)