Form 10-K
period 2005-12-31
WITTER DEAN CORNERSTONE FUND II
filed 2006-03-24
CIK 736999

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-K

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 [No Fee Required]
For the year ended December 31, 2005 or

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

	Units of Limited Partnership Interest

	(Title of Class)

Indicate by check-mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.  Yes          No  X

Indicate by check-mark if the registrant
 is not required to file reports pursuant
to Section 13 or Section 15(d) of the Act.  Yes         No    X

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

Indicate by check-mark whether the registrant
 is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of ?accelerated filer and large accelerated filer? in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer___  Accelerated filer____  Non-accelerated filer __X__

Indicate by check-mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act).  Yes       No  X

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which Units were sold as of the last business day of the registrant?s most recently completed second fiscal quarter:
$13,478,178 at June 30, 2005.

DOCUMENTS INCORPORATED BY REFERENCE
	(See Page 1)


       <table> DEAN WITTER CORNERSTONE FUND II
INDEX TO ANNUAL REPORT ON FORM 10-K
DECEMBER 31, 2005
                              Page No.
DOCUMENTS INCORPORATED BY REFERENCE . . . . . . . . . . . . . . . . .  1

Part I.

	Item 1.	 	Business . . . . . . . . . . . . . . . . . . . . . . .. .2-5

	Item 1A.	Risk Factors . . . . . . . . . . . . . . . . . . . . . . . 6

	Item 1B.	Unresolved Staff Comments . . . . . . . . . . . . . . . . .7

	Item 2.		Properties. . . . . . . . . . . . . . . . . . . . . . . .  7

	Item 3.		Legal Proceedings . . . . . . . . . . . . . . . . . . . .  7

	Item 4.		Submission of Matters to a Vote of Security Holders . . .  7

Part II.

	Item 5.		Market for the Registrant?s Partnership Units
				and Related Security Holder Matters . . . . . . . . . . . .8

	Item 6.		Selected Financial Data . . . . . . . . . . . . . . . . . .9

	Item 7.		Management?s Discussion and Analysis of Financial
			Condition and Results of Operations . . . . . . . . . .10-29

	Item	 7A.		Quantitative and Qualitative Disclosures About
				Market Risk. . . . . . . . . .  . . . . . . . . . . .  30-44

	Item 8.		Financial Statements and Supplementary Data. . . . . . . .45

	Item 9.		Changes in and Disagreements with Accountants on
			Accounting and Financial Disclosure . . . . . . . . . . . 45

	Item 9A.	Controls and Procedures . . . . . . . . . . . . . . . .46-48

	Item 9B.	Other Information . . . . . . . . . . . . . . . . . . . . 48
Part III.
	Item 10.		Directors and Executive Officers of the Registrant. .  49-54

	Item 11.	Executive Compensation. . . . . . . . . . . . . . . . . . 54

	Item 12.		Security Ownership of Certain Beneficial Owners
			and Management. . . . . . . . . . . . . . . . . . . .. . .55

	Item 13.		Certain Relationships and Related Transactions. . . . . . 55

	Item 14.	Principal Accounting Fees and Services . . . .  . . . .56-57
Part IV.

	Item 15.		Exhibits and Financial Statement Schedules. . . . . . .58-59

	DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference as follows:



      Documents Incorporated                     Part of Form 10-K


   Partnership?s Prospectus dated
   August 28, 1996, together with
   the Supplement to the Prospectus
   dated May 14, 1999                                    I


   	Annual Report to the Dean Witter
   Cornerstone Funds II, III and IV
   Limited Partners for the year
   ended December 31, 2005                         II, III, and IV

























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



       The Partnership began the year at a net asset value per unit of limited partnership interest (?Unit(s)?) of $4,658.88 and returned -19.4% to $3,753.50 on December 31, 2005. For a more detailed description of the Partnership?s business, see subparagraph (c).

(b) Financial Information about Segments. For financial infor-mation reporting purposes, the Partnership is deemed to engage in one industry segment, the speculative trading of futures, forwards, and options on such contracts. The relevant financial information is presented in Items 6 and 8.

(c) Narrative Description of Business. The Partnership is in the business of speculative trading of futures, forwards, and options pursuant to trading instructions provided by the Trading Managers. For a detailed description of the different facets of the Partnership?s business, see those portions of the Partnership?s prospectus, dated August 28, 1996 (the ?Prospectus?), together with the Partnership?s supplement to the Prospectus dated May 14, 1999 (the ?Supplement?), incorporated by reference in this Form 10-K, set forth below.

Facets of Business

  1.  Summary                    1.  ?Summary of the Prospectus?
                                     (Pages 1-9 of the Pros-
                                      pectus).

  2.  Commodities Market         2.  ?The Commodities Market?
                                     (Pages 80-84 of the
                                     Prospectus).

  3.  Partnership?s Commodity    3.  ?Investment Program - Use
      Trading Arrangements and       of Proceeds and Trading
      Policies                       Policies? (Pages 45-47
                                     of the Prospectus) and
                                     ?The Trading Managers?
                                     (Pages 51-74 of the
                                     Prospectus and Pages
                                     S-20 ? S-32 of the
                                     Supplement).

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

(e) Available Information. The Partnership files an annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports with the Securities and Exchange Commission (?SEC?). You may read and copy any document filed by the Partnership at the SEC?s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the Public Reference Room. The Partnership does not maintain an internet website, however, the SEC maintains an internet website that contains annual, quarterly, and current reports, proxy statements, and other information that issuers (including the Partnership) file electronically with the SEC. The SEC?s website address is http://www.sec.gov.

Item 1A.  RISK FACTORS
The following risk factors contain forward looking statements within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation
Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in ?Quantifying the Partnership?s Trading Value at Risk? in Item 7A ?Quantitative and Qualitative Disclosures About Market Risk? are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact. The qualitative disclosures, except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposure, in the ?Qualitative Disclosure Regarding Primary Trading Risk Exposures? in Item 7A ?Quantitative and Qualitative Disclosures About Market Risk? are deemed to be forward looking statements for purposes of the safe harbor.

The Partnership is in the business of speculative trading of futures, forwards, and options. For a detailed description of the risks that may affect the business of the Partnership, see the discussion of risk factors as set forth in Item 7 ?Management?s Discussion and Analysis of Financial Condition and Results of Operations? and Item 7A ?Quantitative and Qualitative Disclosures About Market Risk?.

Item 1B.  UNRESOLVED STAFF COMMENTS
Not applicable.

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

(b) Holders. The number of holders of Units at December 31, 2005 was approximately 1,271.

(c) Distributions. No distributions have been made by the Partnership since it commenced trading operations on January 2, 1985. Demeter has sole discretion to decide what distributions, if any, shall be made to investors in the Partnership. Demeter currently does not intend to make any distributions of the Partnership?s profits.











       <table>

Item 6.  SELECTED FINANCIAL DATA (in dollars)







                                          For the Years Ended December 31,
	   2005   	    2004   	   2003   	       2002        2001

Total Trading Results
including interest
income                  	   (2,130,556)       375,596     	2,515,377    5,181,204     1,898,394


Net Income (Loss)          	(3,560,657)    (1,543,865)	   134,035	   2,951,248     (358,852)


Net Income (Loss)
Per Unit (Limited
& General Partners)           (905.38)       (322.51)	  18.14       	602.86       (58.74)


Total Assets               13,021,540	  18,779,527	    22,301,695    23,879,130   22,934,774


Total Limited Partners?
Capital                    12,240,749	  18,161,154	    21,548,446	  22,899,223   22,185,827


Net Asset Value
Per Unit                     3,753.50	     4,658.88	      4,981.39	    4,963.25     4,360.39

























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

Capital Resources. The Partnership does not have, nor expects to have, any capital assets. Redemptions of Units in the future will affect the amount of funds available for investments in futures,

       forwards, and options in subsequent periods.  It is not possible to estimate the amount, and therefore the impact, of future outflows of Units.

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

Results of Operations
General. The Partnership?s results depend on the Trading Managers and the ability of each Trading Manager?s trading program(s) to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership?s operations for each of the three years in the period ended December 31, 2005, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Managers trade in various markets at different times and that prior activity in a particular market does not mean


       that such market will be actively traded by the Trading
Managers or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Managers? trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership?s results of operations set forth in the Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these Financial Statements, including the following:
The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading profit (loss)? for open (unrealized) contracts, and recorded as ?Realized trading profit (loss)? when open positions are closed out. The sum of these amounts, along with the ?Proceeds from Litigation Settlement?, constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business. Interest income, as


       well as management fees, incentive fees, brokerage
commissions and related transaction fees and costs of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.


The Partnership recorded total trading results including interest income totaling $(2,130,556) and expenses totaling $1,430,101, resulting in a net loss of $3,560,657 for the year ended December 31, 2005. The Partnership?s net asset value per Unit decreased from $4,658.88 at December 31, 2004 to $3,753.50 at December 31,
2005. Total redemptions for the year were $2,450,799 and the Partnership?s ending capital was $12,618,227 at December 31, 2005, a decrease of $6,011,456 from ending capital at December 31, 2004 of $18,629,683.

The most significant trading losses of approximately 14.0% were incurred in the currency markets, primarily during the first and third quarter. During January, long positions in a variety of foreign currencies, primarily the South African rand, euro, Swiss franc, and Singapore dollar, recorded losses after the U.S. dollar?s value reversed higher amid positive U.S. economic data

       and speculation for higher U.S. interest rates.  During
February, long positions in the Singapore dollar against the U.S. dollar experienced losses as the U.S. dollar?s value rose in response to positive sentiment for the Bush Administration?s budget proposal. Relaxed speculation that China would re-value its currency also boosted the U.S. dollar. Additional losses were recorded from newly established short positions in the Singapore dollar, as well as from existing short positions in the South African rand, euro, and Swiss franc. In early March, short European currency positions resulted in losses as their values moved higher amid a sharp rise in German industrial production. Additional losses were recorded from newly established long euro positions, as well as from existing long positions in the British pound and the Singapore dollar, versus the U.S. dollar after the value of the U.S. dollar reversed sharply higher amid an increase in U.S. interest rates. During August, long U.S. dollar positions against the British pound, Swiss franc, euro, and Singapore dollar, incurred losses as the value of the U.S. dollar declined amid higher crude oil prices, lower durable goods orders, the U.S. trade imbalance, and economic warnings from U.S. Federal Reserve Chairman Alan Greenspan. Short U.S. dollar positions against the British pound, Swiss franc, euro, and Norwegian krone, held during September also recorded losses as the value of the U.S. dollar advanced amid bolstered expectations that the U.S. Federal Reserve would continue to raise interest

       rates.  Meanwhile, the British pound weakened after
records of the slowest British economic growth led to expectations for further interest rate cuts by the Bank of England. In addition, the values of European currencies moved lower amid weaker growth forecasts for the European economy and developments of political uncertainty stemming from news that Germany?s incumbent Chancellor, Gerhard Schroeder, would not concede defeat to the opposition leader Angela Merkel in the days after the election. Additional sector losses were experienced from long positions in the New Zealand and Australian dollars.
In the energy markets, losses of approximately 5.0% were recorded during the second and fourth quarter from positions in natural gas, crude oil and its related products. During April, long futures positions in crude oil and its related products resulted in losses as prices reversed sharply lower after U.S. government data pointed to greater refinery production, slower demand growth forecasts, and news of growing supplies. Elsewhere in the energy markets, losses resulted from long natural gas positions as prices declined with crude oil prices. During June, losses were recorded from positions in natural gas, crude oil and its related products as short futures positions held early in the month resulted in losses as prices strengthened on supply-related concerns. Later in June, long crude oil futures positions experienced losses after prices declined amid reports of slowing demand from China and reduced concerns for U.S. supply

       disruptions.  News of negligible production interruptions from the Gulf of Mexico caused natural gas prices to rise, thus resulting in additional losses for short positions. During October, long futures positions in natural gas, crude oil and its related products experienced losses after prices reversed lower amid a decline in energy consumption, an economic slowdown in parts of the U.S. affected by Hurricanes Katrina and Rita, and reports that more refineries in the U.S. Gulf region resumed operations at full capacity. Prices continued to decline during the month as supply worries eased on signs of adequate fuel stocks in the U.S. During December, long futures positions in natural gas recorded losses as prices reversed sharply lower due to weak demand, mild weather in Europe and the U.S., and the release of U.S. government data which showed a smaller-than-expected decline in supplies. Elsewhere in the energy markets, short futures positions in crude oil and its related products also experienced losses after December prices finished higher on news of a rebound in energy demand. Pushing crude oil prices further upwards was a bullish energy outlook for 2006 from the Energy Information Administration. Additional Partnership losses of approximately 4.0% were incurred in the global interest rate markets during February from long positions in Japanese interest rate futures as prices reversed lower after positive economic data and expectations for higher interest rates reduced investor


       demand for fixed-income investments.  Newly established short Japanese positions held during March experienced losses after prices reversed higher amid overall weakness in global equity markets. During the third quarter, losses stemmed from positions in U.S and Japanese interest rate futures. During July, long U.S. interest rate futures positions experienced losses as prices declined following a rise in interest rates and after the U.S. Labor Department released its June employment report. Within the Japanese interest rate markets, losses were recorded as prices declined following positive comments on the Japanese economy by the Japanese Ministry of Finance. During August, short positions in U.S. and Japanese fixed-income futures incurred losses as prices reversed higher on worries about the global economic impact of Hurricane Katrina. Within Japanese interest rate futures markets, a bigger-than-expected decline in Japanese industrial output for July also contributed to higher prices. Losses of approximately 1.1% recorded in the agricultural markets stemmed from positions in cocoa futures as prices traded without consistent direction throughout much of the year. Additional losses resulted from long futures positions in corn and wheat during the second quarter after prices fell amid favorable weather in U.S. growing regions, and reduced foreign demand. During the fourth quarter, short futures positions in corn recorded losses after prices advanced on reports of strong demand and news of weaker-than-expected supplies. Smaller
       Partnership losses of approximately 0.1% resulted in
metals during the first and second quarter primarily from positions in precious metals as prices in these markets experienced choppiness amid volatility in the value of the U.S. dollar and a negative outlook in demand. A portion of the Partnership?s overall losses for the year was offset by gains of approximately 3.1% recorded in the global stock indices during the third and fourth quarter. During the third quarter, long positions in European and Pacific Rim stock index futures benefited as prices rose amid positive economic data out of the U.S. and Japan. Prices continued to strengthen after China reformed its U.S. dollar currency peg policy, leading market participants to conclude that a re-valuation in the Chinese yuan would likely ease trade tensions between China, the U.S., Europe,
and Japan.   Finally, strong corporate earnings out of the
European Union and the U.S. resulted in optimistic investor sentiment and pushed prices higher. During September, gains were produced from long positions in Japanese stock index futures as prices increased on positive economic comments from Bank of Japan Governor Toshihiko Fukui, improving business sentiment and a sustained upturn in consumer spending. Additional gains resulted from long positions in European stock index futures as prices increased due to a decline in oil prices. During the fourth quarter, long positions in European and Japanese stock index futures supplied gains as prices increased, largely in response
       to falling energy prices, strong corporate
earnings from each respective region, positive economic data out of the U.S., and anticipation that a strong holiday shopping season would improve the retail sectors for both economies. European stock markets also found support from the possibility of an end to U.S. interest rate increases. Strong market optimism for continued improvements in the Japanese economy during 2006 also benefited prices.

The Partnership recorded total trading results including interest income totaling $375,596 and expenses totaling $1,919,461, resulting in a net loss of $1,543,865 for the year ended December 31, 2004. The Partnership?s net asset value per Unit decreased from $4,981.39 at December 31, 2003 to $4,658.88 at December 31,
2004. Total redemptions for the year were $1,875,861 and the Partnership?s ending capital was $18,629,683 at December 31, 2004, a decrease of $3,419,726 from ending capital at December 31, 2003 of $22,049,409.

The most significant trading losses of approximately 11.6% were incurred in the currency markets during the first nine months of the year. Losses during the first quarter resulted from short Japanese yen positions as the yen reversed higher after the Bank of Japan relaxed its plans to weaken the currency. During February, short South African rand positions produced losses as
       the rand reversed upwards following the release of
positive South African economic data. During the second quarter, losses stemmed from Japanese yen and European currency positions versus the U.S. dollar as speculation for increases in U.S. interest rates and the release of mixed U.S. economic data caused the U.S. dollar to trade inconsistently. During the third quarter, long Japanese yen positions versus the U.S. dollar resulted in losses as the U.S. dollar advanced amid a jump in July consumer confidence data. Long positions in European currencies, in addition to the South African rand, versus the U.S. dollar contributed to sector losses as upbeat market sentiment strengthened the U.S. dollar?s value during the third quarter. Additional losses resulted during August from short Japanese yen positions versus the U.S. dollar as the U.S. dollar?s value declined due to concerns for U.S. economic growth. Additional losses of approximately 6.4% resulted in the global stock index sector, particularly during May and July. During May, long positions in Japanese and European equity index futures resulted in losses as equity prices declined amid geopolitical concerns and expanding energy prices. Newly established short positions in these markets, as well as in U.S. stock indices, experienced additional losses as prices rebounded later in May. During July, long positions in Japanese, European, and U.S. stock index futures generated losses as prices reversed lower due to the release of disappointing U.S. employment data. During September, short positions in European and U.S. stock index
       futures experienced losses as global equity
prices increased amid tame U.S. inflation data and a better-than-expected jobless outlook. Losses of approximately 4.3% incurred in the metals markets resulted largely during the second and third quarter of the year. During April, long positions in both precious and base metals experienced losses amid fears of reduced demand from China resulting from the U.S. dollar?s sudden strength. During May, short futures positions in gold and nickel produced losses as prices reversed upwards in response to a lower U.S. dollar value. During July, long futures positions in precious and base metals incurred losses as a slowdown in demand from China and a rebound in the U.S. dollar?s value negatively affected prices. During September, short positions in precious and base metals generated losses as prices moved higher in response to continued demand from China, reports of lower-than-expected inventories, and a decline in the U.S. dollar. A portion of the Partnership?s overall losses for the year was offset by gains of approximately 14.6% recorded in the energy markets from long futures positions in crude oil and its related products as low market supply, falling inventory levels, and fears of potential terrorist activity in the Middle East pushed prices higher throughout a majority of the year. Additional Partnership profits of approximately 2.9% were established in the global interest rate markets as long positions in European and U.S. interest rate futures benefited during the first and fourth
       quarter from prospects for weak economic growth spurred by fears of terrorism and higher energy prices. Smaller profits of approximately 0.1% were achieved in the agricultural markets from long futures positions in corn as growing U.S. exports and heightened demand from Asia pushed prices higher during the first quarter.

The Partnership recorded total trading results including interest income totaling $2,515,377 and expenses totaling $2,381,342, resulting in net income of $134,035 for the year ended December 31, 2003. The Partnership?s net asset value per Unit increased from $4,963.25 at December 31, 2002 to $4,981.39 at December 31, 2003. Total redemptions for the year were $1,566,534 and the Partnership?s ending capital was $22,049,409 at December 31, 2003, a decrease of $1,432,499 from ending capital at December 31, 2002 of $23,481,908.

The most significant trading gains of approximately 12.1% were recorded in the currency markets, mainly throughout the fourth quarter, from long positions in a variety of major and minor currencies versus the U.S. dollar. A confluence of factors including concerns regarding U.S. budget and trade deficits, a dip in consumer confidence, an outbreak of Mad Cow Disease in the U.S., and fears of a potential terrorist attack forced the U.S. dollar to retreat. The Partnership?s largest gains were achieved
       during December from long positions in the euro, British pound, and Australian and New Zealand dollars versus the U.S. dollar. Weakness in the U.S. dollar during the first quarter also contributed to currency gains for the year. Additional gains of approximately 2.5% were incurred in the metals markets by long futures positions in base and precious metals. During December, profits were made on long futures positions in base metals, such as copper, aluminum, and nickel, as well as from long futures positions in precious metals such as gold and silver. Copper and nickel prices rose to six and fourteen years high respectively, benefiting from increased demand from China and the strengthening of the global economy. Meanwhile, gold and silver prices continued to soar as investors sought a safe-haven from the falling U.S. dollar and an increased risk of terrorism.
 In the global stock index markets, gains of approximately 1.3% contributed to the Partnership?s gains for the year. During June, long positions in European stock index futures resulted in profits as prices strengthened amid the release of positive U.S. economic data and expectations of a U.S. interest rate cut. Long positions in Japanese stock index futures also produced gains as prices rallied amid increased foreign demand for Japanese equities. Long positions in Asian stock index futures resulted in further gains during August as Asian equity prices drew strength from robust Japanese economic data and gains in the U.S. equity markets. A portion of the Partnership?s overall gains for
       the year was offset by losses of approximately 7.2% in the agricultural markets. During August, positions in cotton futures returned losses as prices moved without consistent direction. Additional losses were recorded from positions in corn futures during August and September as volatile prices resulted from supply data and weather related concerns. Long positions in coffee futures during September and sugar positions during December compounded sector losses. In the energy markets, losses of approximately 4.4%, largely incurred during October, also offset a portion of the Partnership?s gains for the year. During October, the Partnership entered the month with short natural gas positions, but these positions proved unprofitable as prices rallied during the first part of the month. In response to rising natural gas prices, the Partnership reversed its position from short to long, only to see prices decline in the later part of the month. December also added to losses from short natural gas futures positions. Additional losses were incurred from short crude oil positions during September and October as prices moved higher in response to supply fears resulting primarily from geopolitical tensions. Additional losses of approximately 2.2% were incurred in the global interest rate markets, primarily during the fourth quarter. Long positions in European interest rate futures recorded losses during October as bond prices were negatively impacted by the release of positive U.S. economic data and inflation concerns. During December, short European interest
       rate futures positions suffered losses as economic data released throughout the month indicated that inflation in the U.S. remained under control, despite the strengthening of the U.S. economy and reinforcing the belief that the U.S. Federal Reserve would remain committed to keeping U.S. rates at their current low levels.

For an analysis of unrealized gains and (losses) by contract type and a further description of 2005 trading results, refer to the Partnership?s Annual Report to Limited Partners for the year ended December 31, 2005, which is incorporated by reference to Exhibit
13.01 of this Form 10-K.

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

Credit Risk.
In addition to market risk, in entering into futures, forward, and options contracts there is a credit risk to the Partnership that the counterparty on a contract will not be able to meet its obligations to the Partnership. The ultimate counterparty or guarantor of the Partnership for futures, forward, and options contracts traded in the United States and most foreign exchanges on which the Partnership trades is the clearinghouse associated with such exchange. In general, a clearinghouse is backed by the membership of the exchange and will act in the event of non-
       performance by one of its members or one of its member?s customers, which should significantly reduce this credit risk. There is no assurance that a clearinghouse, exchange, or other exchange member will meet its obligations to the Partnership, and Demeter and the commodity brokers will not indemnify the Partnership against a default by such parties. Further, the law is unclear as to whether a commodity broker has any obligation to protect its customers from loss in the event of an exchange or clearinghouse defaulting on trades effected for the broker?s customers. In cases where the Partnership trades off-exchange forward contracts with a counterparty, the sole recourse of the Partnership will be the forward contract?s counterparty.

Demeter deals with these credit risks of the Partnership in several ways. First, Demeter monitors the Partnership?s credit exposure to each exchange on a daily basis. The commodity brokers inform the Partnership, as with all their customers, of the Partnership?s net margin requirements for all its existing open positions, and Demeter has installed a system which permits it to monitor the Partnership?s potential net credit exposure, exchange by exchange, by adding the unrealized trading gains on each exchange, if any, to the Partnership?s margin liability thereon.

Second, the Partnership?s trading policies limit the amount of its Net Assets that can be committed at any given time to futures
       contracts and require a minimum amount of diversification in the Partnership?s trading, usually over several different products and exchanges. Historically, the Partnership?s exposure to any one exchange has typically amounted to only a small percentage of its total Net Assets and on those relatively few occasions where the Partnership?s credit exposure climbs above such level, Demeter deals with the situation on a case by case basis, carefully weighing whether the increased level of credit exposure remains appropriate. Material changes to the trading policies may be made only with the prior written approval of the limited partners owning more than 50% of Units then outstanding.

Third, with respect to forward contracts trading, the Partnership trades with only those counterparties which Demeter, together with Morgan Stanley DW, have determined to be creditworthy. The
Partnership presently deals with MS & Co. as the sole counterparty on forward contracts.

For additional information, see the ?Financial Instruments? section under ?Notes to Financial Statements? in the Partnership?s Annual Report to Limited Partners for the year ended December 31, 2005, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.

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


       The Partnership?s risk exposure in the market sectors traded by the Trading Managers is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risks including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case of outcome. Demeter uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily ?simulated profit and loss? outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

       The Partnership?s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.

VaR models, including the Partnership?s, are continuously evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Managers in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly-titled measures used by other entities.

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at December 31, 2005 and 2004. At
December 31, 2005 and 2004, the Partnership?s total capital-ization was approximately $13 million and $19 million, respectively.

Primary Market 	   December 31, 2005    December 31, 2004
Risk Category	 	   	Value at Risk	      Value at Risk

Currency		 	    	   (1.74)%  		    (3.12)%
Equity		  		   (1.27)			    (1.03)

Interest Rate		    	   (0.33)     		    (0.98)

Commodity		  		   (1.07)          	    (1.62)

Aggregate Value at Risk	   (2.48)%		    (3.85)%



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

The table below supplements the December 31, 2005 VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from January 1, 2005 through December 31, 2005.

Primary Market Risk Category   High      Low       Average
Currency					(3.31)%	 (1.74)%	  (2.50)%
Equity   					(1.27)	 (0.96)	  (1.10)
Interest Rate				(1.15)	 (0.33)	  (0.70)
Commodity 				(4.71)	 (1.07)	  (2.61)
Aggregate Value at Risk		(5.74)%	 (2.48)%	  (3.97)%


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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at December 31, 2004 and for the four quarter-end reporting periods during calendar year 2005. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at Morgan Stanley DW; as of December 31, 2005, such amount is equal to approximately 94% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s Net Assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures ? except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the
       Partnership manages its primary market risk exposures ?
constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership?s primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Managers for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at December 31, 2005, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency. The primary market exposure of the Partnership at December 31, 2005 was to the currency sector. The Partnership?s
       currency exposure is to exchange rate fluctuations,
primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership?s primary exposure at December 31, 2005 was to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Equity. The second largest market exposure of the Partnership at December 31, 2005 was to the global stock index sector, primarily to equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At December 31, 2005, the Partnership?s primary exposures were to the S&P 500 E-MINI (U.S.), NIKKEI 225 (Japan), S&P/MIB (Italy), DAX (Germany), EURO STOXX 50 (Europe), and NASDAQ 100 E-MINI (U.S.) stock indices.
 The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S. and European stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Interest Rate. The third largest market exposure of the Partnership at December 31, 2005 was to the global interest rate sector. Exposure was primarily spread across the European, Japanese, and U.S. interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries interest rates. However, the Partnership also takes futures positions in the government debt of smaller countries - e.g., Australia. Demeter anticipates that the G-7 countries interest rates and Australian interest rates will remain the primary interest rate exposures of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Commodity.
Energy. At December 31, 2005, the Partnership had market exposure in the energy sector. The Partnership?s primary
       energy exposure was to futures contracts in natural
gas, crude oil and its related products. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in price resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Metals. At December 31, 2005, the Partnership had market exposure in the metals sector. The Partnership?s metals exposure was to fluctuations in the price of base metals, such as copper, nickel, aluminum, and zinc, and precious metals, such as silver and gold. Economic forces, supply and demand inequalities, geopolitical factors, and market expectations influence price movements in these markets. The
Trading Managers utilize the trading system(s) to take positions when market opportunities develop, and Demeter anticipates that the Partnership will continue to do so.

Soft Commodities and Agriculturals.  At December 31, 2005, the
Partnership had market exposure to the markets that comprise these sectors. Most of the exposure was to the
       sugar, coffee, cotton, corn, live cattle, and cocoa
markets.

Supply and demand inequalities, severe weather disruptions, and market expectations affect price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at December 31, 2005:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at December 31, 2005 were in the Hong Kong dollar, Japanese yen, and British pound. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Managers, separately, attempt to manage the risk of the Partnership?s open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership?s assets among different Trading Managers in a multi-manager Partnership, each of whose strategies focus on different market sectors and trading approaches, and by monitoring the performance of the Trading Managers daily. In addition, the Trading Managers establish diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

Demeter monitors and controls the risk of the Partnership?s non-trading instrument, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Managers.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Financial Statements are incorporated by reference to the Partnership?s Annual Report, which is filed as Exhibit 13.01 hereto.

Supplementary data specified by Item 302 of Regulation S-K:

Summary of Quarterly Results (Unaudited)


Quarter    Total Trading Results         Net         Net Income/
Ended    including interest income   Income/(Loss) (Loss) Per Unit

2005
March 31 		  $(2,566,837)	     $(2,974,807)	  $ (746.36)
June 30			(387,386)	 	   (736,753)	    (186.83)
September 30	    1,084,991	  	    730,906	     197.27
December 31	     (261,324)		   (580,003)	    (169.46)

Total			  $(2,130,556) 		$(3,560,657)	  $ (905.38)

2004
March 31 		  $   534,489		$    (4,147)	  $   (4.12)
June 30	        (3,578,242)	 	 (4,058,333)	    (943.52)
September 30	      108,193	  	   (333,159)	     (76.58)
December 31	    3,311,156		  2,851,774	     701.71

Total			  $   375,596		$(1,543,865)	  $ (322.51)


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

(b)	There have been no material changes during the period covered by this annual report in the Partnership?s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Management assessed the effectiveness of the Partnership?s internal control over financial reporting as of December 31, 2005. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment and those criteria, Management believes that the Partnership maintained effective internal control over financial reporting as of December 31, 2005.

Deloitte & Touche LLP, the Partnership?s independent registered public accounting firm, has issued an attestation report on Management?s assessment of the Partnership?s internal control over financial reporting and on the effectiveness of the Partnership?s internal control over financial reporting. This report, which expresses an unqualified opinion on Management?s assessment and on the effectiveness of the Partnership?s internal control over financial reporting, appears under ?Report of Independent Registered Public Accounting Firm? in the Partnership?s Annual Report to Limited Partners for the year ended December 31, 2005.

Item 9B.  OTHER INFORMATION
None.

PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


There are no directors or executive officers of the Partnership.
The Partnership is managed by Demeter.

Directors and Officers of the General Partner
The directors and executive officers of Demeter are as follows:

Effective May 1, 2005, Mr. Raymond A. Harris resigned his position as a Director of Demeter.

Effective May 1, 2005, Mr. Todd Taylor resigned his position as a
Director of Demeter.

Effective May 1, 2005, Mr. William D. Seugling resigned his position as a Director of Demeter.

Effective May 1, 2005, Ms. Louise M. Wasso-Jonikas resigned her position as a Director of Demeter.

Mr. Jeffrey A. Rothman, age 44, is the Chairman of the Board of Directors and President of Demeter. Mr. Rothman is the Managing Director of Morgan Stanley Alternative Investments Group,
       responsible for overseeing all aspects of the firm?s Managed
Futures Department. Mr. Rothman has been with the Managed Futures Department for nineteen years. Throughout his career, Mr. Rothman has helped with the development, marketing, and administration of approximately 40 commodity pools. Mr. Rothman is an active member of the Managed Funds Association and has recently served on its Board of Directors. Mr. Rothman has a B.A. degree in Liberal Arts from Brooklyn College, New York.

Mr. Richard A. Beech, age 54, is a Director of Demeter. Mr. Beech has been associated with the futures industry for over 25 years. He has been at Morgan Stanley DW since August 1984, where he is presently an Executive Director in the Fixed Income Department.
Mr. Beech began his career at the Chicago Mercantile Exchange, where he became the Chief Agricultural Economist doing market analysis, marketing, and compliance. Prior to joining Morgan Stanley DW, Mr. Beech worked at two investment banking firms in operations, research, managed futures, and sales management. Mr. Beech has a B.S. degree in Business Administration from Ohio State University and an M.B.A. degree from Virginia Polytechnic Institute and State University.

Ms. Shelley Hanan, age 45, is a Director of Demeter. Ms. Hanan joined Morgan Stanley in 1984. She eventually became the Regional Manager of the Southwest for Private Wealth Management and a

       Senior Representative for the Morgan Stanley Foundation in
Southern California. Her focus was senior relationship management of the firm?s largest private clients in the Southwest. Since January 2005, Ms. Hanan has held the position of Chief Operating Officer of the U.S. Client Coverage Group and is a Managing Director. Ms. Hanan graduated from the University of California at San Diego with a B.A. in Psychology.

Mr. Frank Zafran, age 51, is a Director of Demeter. Mr. Zafran is a Managing Director of Morgan Stanley and, in November 2005, was named Managing Director of Wealth Solutions. Previously, Mr. Zafran was Chief Administrative Officer of Morgan Stanley?s Client Solutions Division. Mr. Zafran joined the firm in 1979 and has held various positions in Corporate Accounting and the Insurance Department, including Senior Operations Officer ? Insurance Division, until his appointment in 2000 as Director of 401(k) Plan Services, responsible for all aspects of 401(k) Plan Services including marketing, sales, and operations. Mr. Zafran received a B.S. degree in Accounting from Brooklyn College, New York.

Mr. Douglas J. Ketterer, age 40, is a Director of Demeter. Mr. Ketterer is a Managing Director at Morgan Stanley and is head of the Managed Money Group. The Managed Money Group is comprised of a number of departments (including the Alternative Investments Group, Consulting Services Group, and Mutual Fund Department) which offer products and services through Morgan Stanley?s Global

       Wealth Management Group.  Mr. Ketterer joined Morgan Stanley in 1990 and has served in many roles in the corporate finance/investment banking, asset management, and distribution divisions of the firm. Mr. Ketterer received his M.B.A. from New York University?s Leonard N. Stern School of Business and his B.S. in Finance from the University at Albany?s School of Business.

Mr. Harry Handler, age 47, is a Director of Demeter. Mr. Handler serves as an Executive Director for Morgan Stanley in the Global Wealth Management Group. Mr. Handler works in the Investment Solutions Division as Chief Infrastructure and Risk Officer. Additionally, Mr. Handler also serves as Chairman of the Morgan Stanley DW Best Execution Committee and manages the Global Wealth Management Group Stock Lending business. In his prior position, Mr. Handler was a Systems Director in Information Technology, in charge of Equity and Fixed Income Trading Systems along with the Special Products, such as Unit Trusts, Managed Futures, and Annuities. Prior to his transfer to the Information Technology Area, Mr. Handler managed the Foreign Currency and Precious Metals Trading Desk for Dean Witter, a predecessor company to Morgan Stanley. He also held various positions in the Futures Division where he helped to build the Precious Metals Trading Operation of Dean Witter. Before joining Dean Witter, Mr. Handler worked at Mocatta Metals as an Assistant to the Chairman. His roles at Mocatta Metals included stints on the Futures Order Entry Desk and the Commodities Exchange Trading Floor. Additional work included

       building a computerized Futures Trading System and writing a history of the company. Mr. Handler graduated on the Dean?s List from the University of Wisconsin-Madison with a B.A. degree and a double major in History and Political Science.

Mr. Kevin Perry, age 36, is the Chief Financial Officer of Demeter. Mr. Perry currently serves as an Executive Director and Controller within the Global Wealth Management Group at Morgan Stanley. Mr. Perry joined Morgan Stanley in October 2000 and is also Chief Financial Officer of Morgan Stanley Trust National Association. Prior to joining Morgan Stanley, Mr. Perry worked as an auditor and consultant in the financial services practice of Ernst & Young LLP from October 1991 to October 2000. Mr. Perry received a B.S. degree in Accounting from the University of Notre Dame in 1991 and is a Certified Public Accountant.

All of the foregoing directors have indefinite terms.

The Audit Committee
The Partnership is operated by its general partner, Demeter, and does not have an audit committee. The entire Board of Directors of Demeter serves as the audit committee. None of the directors are considered to be ?independent? as that term is used in Item



       7(d)(3)(iv) of Schedule 14A under the Securities Exchange
Act of 1934, as amended. The Board of Directors of Demeter has determined that Mr. Kevin Perry is the audit committee financial expert.

Code of Ethics
The Partnership has not adopted a code of ethics that applies to the Partnership?s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Partnership is operated by its general partner, Demeter. The President, Chief Financial Officer, and each member of the Board of Directors of Demeter are employees of Morgan Stanley and are subject to the code of ethics adopted by Morgan Stanley, the text of which can be viewed on Morgan Stanley?s website at http://www.morganstanley.com/ourcommitment/ codeofconduct.html.

Item 11.  EXECUTIVE COMPENSATION
The Partnership has no directors and executive officers. As a limited partnership, the business of the Partnership is managed by Demeter, which is responsible for the administration of the business affairs of the Partnership but receives no compensation for such services.



       Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
		MANAGEMENT

(a)	Security Ownership of Certain Beneficial Owners - At December
31, 2005, there were no persons known to be beneficial owners of more than 5 percent of the Units.

(b)	Security Ownership of Management - At December 31, 2005,
Demeter owned 100.567 of general partnership interest, representing a 2.99 percent interest in the Partnership.

(c)	Changes in Control ? None.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Refer to Note 2 ? ?Related Party Transactions? of ?Notes to Financial Statements?, in the accompanying Annual Report to Limited Partners for the year ended December 31, 2005, which is incorporated by reference to Exhibit 13.01 of this Form 10-K. In its capacity as the Partnership?s retail commodity broker, Morgan Stanley DW received commodity brokerage commissions (paid and accrued by the Partnership) of $833,584 for the year ended December 31, 2005.

Item 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
The Partnership pays accounting fees as discussed in Note 1 to the Financial Statements, ?Operating Expenses?, in the Annual Report to the Limited Partners for the year ended December 31, 2005.

(1) 	Audit Fees.  The aggregate fees for professional services
rendered by Deloitte & Touche LLP in connection with their audit of the Partnership?s Financial Statements and review of the Financial Statements included in the Quarterly Reports on Form 10-Q, audit of Management?s assessments on the effectiveness of the internal control over financial reporting, and in connection with statutory and regulatory filings were approximately $42,322 for the year ended December 31, 2005 and $41,222 for the year ended December 31, 2004.

(2)	Audit-Related Fees.  None.

(3)  	Tax Fees.  The Partnership did not pay Deloitte & Touche LLP
any amounts in 2005 and 2004 for professional services in connection with tax compliance, tax advice, and tax planning. The Partnership engaged another unaffiliated professional firm to provide services in connection with tax compliance, tax advice, and tax planning.

(4)  All Other Fees.  None.

The Board of Directors of Demeter serves as the audit committee with respect to the Partnership. The Board of Directors of Demeter has not established pre-approved policies and procedures with respect to the engagement of audit or permitted non-audit services rendered to the Partnership. Consequently, all audit and permitted non-audit services provided by Deloitte & Touche LLP are approved by the Board of Directors of Demeter and communicated to Morgan Stanley.



















       PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES


1. Listing of Financial Statements
The following Financial Statements and report of independent registered public accounting firm, all appearing in the accompanying Annual Report to Limited Partners for the year ended December 31, 2005, are incorporated by reference to
Exhibit 13.01 of this Form 10-K:
-	Report of Deloitte & Touche LLP, independent registered
public accounting firm, for the years ended December 31, 2005, 2004, and 2003.

-	Statements of Financial Condition, including the
Schedules of Investments, as of December 31, 2005 and
2004.

-	Statements of Operations, Changes in Partners' Capital,
and Cash Flows for the years ended December 31, 2005, 2004, and 2003.

-	Notes to Financial Statements.



With the exception of the aforementioned information and the information incorporated in Items 7, 8, and 13, the Annual
Report to Limited Partners for the year ended December 31, 2005, is not deemed to be filed with this report.

2. Listing of Financial Statement Schedules
  No Financial Statement schedules are required to be filed with this report.

3.	Exhibits
For the exhibits incorporated by reference or filed herewith to this report, refer to Exhibit Index on Pages E-1 to E-2.













































        SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


				DEAN WITTER CORNERSTONE FUND II
					(Registrant)

				BY:	Demeter Management Corporation,
					General Partner

March 31, 2006		BY:/s/Jeffrey A. Rothman
					 Jeffrey A. Rothman,
					 President

Pursuant to the requirements of the Securities
 Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.

BY: /s/	Jeffrey A. Rothman					March 31, 2006
         	Jeffrey A. Rothman, President

    /s/	Richard A. Beech						March 31, 2006
 	    	Richard A. Beech, Director

    /s/	Shelley Hanan						March 31, 2006
 	    	Shelley Hanan, Director

    /s/	Frank Zafran						March 31, 2006
 	    	Frank Zafran, Director

    /s/ 	Douglas J. Ketterer 					March 31, 2006
        	Douglas J. Ketterer, Director

    /s/	Harry Handler						March 31, 2006
 	    	Harry Handler, Director

    /s/	Kevin Perry							March 31, 2006
         	Kevin Perry, Chief Financial Officer


















       EXHIBIT INDEX
ITEM
3.01	Limited Partnership Agreement of the Partnership, dated as
of December 7, 1983, as amended as of May 11, 1984, is incorporated by reference to Exhibit 3.01 of the
Partnership?s Annual Report on Form 10-K for the fiscal
year ended September 30, 1984 (File No. 0-13298).
10.01	Management Agreement among the Partnership, Demeter, and
John W. Henry & Company, Inc. dated November 15, 1983, is incorporated by reference to Exhibit 10.03 of the
Partnership?s Annual Report on Form 10-K for the fiscal
year ended September 30, 1984 (File No. 0-13298).
10.02	Dean Witter Cornerstone Funds Exchange Agreement, dated as
of May 31, 1984, is incorporated by reference to Exhibit
10.04 of the Partnership?s Annual Report on Form 10-K for
the fiscal year ended September 30, 1984 (File No. 0-
13298).
10.03	Management Agreement among the Partnership, Demeter, and
Northfield Trading L.P., dated as of April 16, 1997, is incorporated by reference to Exhibit 10.03 of the
Partnership?s Annual Report on Form 10-K for the fiscal
year ended December 31, 1997 (File No. 0-13298).
10.04	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW Inc., dated as of June
22, 2000, is incorporated by reference to Exhibit 10.01 of
the Partnership?s Form 8-K (File No. 0-13298) filed with
the Securities and Exchange Commission on November 13,
2001.
10.05	Commodity Futures Customer Agreement between Morgan
Stanley & Co. Incorporated and the Partnership, and
acknowledged and agreed to by Morgan Stanley DW Inc.,
dated as of May 1, 2000, is incorporated by reference to
Exhibit 10.02 of the Partnership?s Form 8-K (File No. 0-
13298) filed with the Securities and Exchange Commission
on November 13, 2001.
10.06	Customer Agreement between the Partnership and Morgan
Stanley & Co. International Limited, dated as of May 1,
2000, is incorporated by reference to Exhibit 10.04 of the Partnership?s Form 8-K (File No. 0-13298) filed with the Securities and Exchange Commission on November 13, 2001.

       10.07	Foreign Exchange and Options Master Agreement
between Morgan Stanley & Co. Incorporated and the
Partnership, dated as of April 30, 2000, is incorporated
by reference to Exhibit 10.05 of the Partnership?s Form 8-
K (File No. 0-13298) filed with the Securities and
Exchange Commission on November 13, 2001.
10.08	Amendment to Management Agreement between the Partnership
and John W. Henry & Company, Inc., dated as of November 30,
2000, is incorporated by reference to Exhibit 10.1 of the Partnership?s Form 8-K (File No. 0-13298) filed with the
Securities and Exchange Commission on January 3, 2001.
10.09	Amendment to Management Agreement between the Partnership
and Northfield Trading L.P., dated as of November 30, 2000,
is incorporated by reference to Exhibit 10.2 of the
Partnership?s Form 8-K (File No. 0-13298) filed with the
Securities and Exchange Commission on January 3, 2001.
10.10	Securities Account Control Agreement among the Partnership,
Morgan Stanley & Co. Incorporated, and Morgan Stanley DW
Inc., dated as of May 1, 2000, is incorporated by reference
to Exhibit 10.03 of the Partnership?s Form 8-K (File No. 0-
13298) filed with the Securities and Exchange Commission on
November 13, 2001.
13.01	December 31, 2005 Annual Report to Limited Partners is filed herewith.
31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership
pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the
Partnership pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.
32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.