Form 10-K/A
period 2005-12-31
WITTER DEAN CORNERSTONE FUND II
filed 2006-03-24
CIK 736999

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-K/A

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
Management Corporation, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
E-2

                  Cornerstone
                  Funds

       December 31, 2005
       Annual Report


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
                        (8 mos.)
---------------------------------------------------------------------------------------------------------------------------------

                   INCEPTION-  COMPOUND
                    TO-DATE   ANNUALIZED
             2005    RETURN     RETURN
FUND          %        %          %
----------------------------------------
Cornerstone
 Fund II... (19.4)   285.0       6.6
----------------------------------------
Cornerstone
 Fund III.. (6.1)    306.3       6.9
----------------------------------------
Cornerstone
 Fund IV... (19.3)   503.1       10.1

----------------------------------------

DEMETER MANAGEMENT CORPORATION

330 Madison Avenue, 8th Floor
New York, NY 10017
Telephone (212) 905-2700

DEAN WITTER CORNERSTONE FUNDS
ANNUAL REPORT
2005

Dear Limited Partner:
 This marks the twenty-first annual report for Cornerstone Funds II and III and the nineteenth annual report for Cornerstone Fund IV. The Net Asset Value per Unit for each of the three Cornerstone Funds ("Fund(s)") as of December 31, 2005 was as follows:

                                                                       % CHANGE
FUNDS                                                         N.A.V.   FOR YEAR
-------------------------------------------------------------------------------
Cornerstone Fund II                                          $3,753.50  (19.4)%
-------------------------------------------------------------------------------
Cornerstone Fund III                                         $3,961.07   (6.1)%
-------------------------------------------------------------------------------
Cornerstone Fund IV                                          $5,879.98  (19.3)%
-------------------------------------------------------------------------------

 Since their inception in 1985, Cornerstone Funds II and III have increased by 285.0% (a compound annualized return of 6.6%) and 306.3% (a compound annualized return of 6.9%), respectively. Since its inception in 1987, Cornerstone Fund IV has increased by 503.1% (a compound annualized return of 10.1%).

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

DEAN WITTER CORNERSTONE FUND II

                                    [CHART]

                              Year ended December 31, 2005
                              ----------------------------
Currencies                             -13.99%
Interest Rates                          -4.00%
Stock Indices                            3.13%
Energies                                -4.95%
Metals                                  -0.10%
Agriculturals                           -1.11%

Note: Includes trading results and commissions but does not include other fees or interest income.

FACTORS INFLUENCING ANNUAL TRADING LOSSES:
.. Losses were incurred in the currency markets, primarily during the first and third quarter. During January, long positions in a variety of foreign currencies, primarily the South African rand, euro, Swiss franc, and Singapore dollar, recorded losses after the U.S. dollar's value reversed higher amid positive U.S. economic data and speculation for higher U.S. interest rates. During February, long positions in the Singapore dollar against the U.S. dollar experienced losses as the U.S. dollar's value rose in response to positive sentiment for the Bush Administration's budget proposal. Relaxed speculation that China would re-value its currency also boosted the U.S. dollar. Additional losses were recorded from newly established short positions in the Singapore dollar, as well as from existing short positions in the South African rand, euro, and Swiss franc.
   In early March, short European currency positions resulted in losses as their values moved higher amid a sharp rise in German industrial production. Additional losses were recorded from newly established long euro positions, as well as from existing long positions in the British pound and the Singapore dollar, versus the U.S. dollar after the value of the U.S. dollar reversed sharply higher amid an increase in U.S. interest rates. During August, long U.S. dollar positions against the British pound, Swiss franc, euro, and Singapore dollar, incurred losses as the value of the U.S. dollar declined amid higher crude oil prices, lower

DEAN WITTER CORNERSTONE FUND II
 durable goods orders, the U.S. trade imbalance, and economic warnings from U.S. Federal Reserve Chairman Alan Greenspan. Short U.S. dollar positions against the British pound, Swiss franc, euro, and Norwegian krone, held during September also recorded losses as the value of the U.S. dollar advanced amid bolstered expectations that the U.S. Federal Reserve would continue to raise interest rates. Meanwhile, the British pound weakened after records of the slowest British economic growth led to expectations for further interest rate cuts by the Bank of England. In addition, the values of European currencies moved lower amid weaker growth forecasts for the European economy and developments of political uncertainty stemming from news that Germany's incumbent Chancellor, Gerhard Schroeder, would not concede defeat to the opposition leader Angela Merkel in the days after the election. Additional sector losses were experienced from long positions in the New Zealand and Australian dollars.

.. In the energy markets, losses were recorded during the second and fourth quarter from positions in natural gas, crude oil and its related products. During April, long futures positions in crude oil and its related products resulted in losses as prices reversed sharply lower after U.S. government data pointed to greater refinery production, slower demand growth forecasts, and news of growing supplies. Elsewhere in the energy markets, losses resulted from long natural gas positions as prices declined with crude oil prices. During June, losses were recorded from positions in natural gas, crude oil and its related products as short futures positions held early in the month resulted in losses as prices strengthened on supply-related concerns. Later in June, long crude oil futures positions experienced losses after prices declined amid reports of slowing demand from China and reduced concerns for U.S. supply disruptions. News of negligible production interruptions from the Gulf of Mexico caused natural gas prices to rise, thus resulting in additional losses for short positions. During October, long futures positions in natural gas, crude oil and its related products experienced losses after prices reversed lower amid a decline in energy consumption, an economic slowdown in parts of the U.S. affected by Hurricanes Katrina and Rita, and reports that more refineries in the U.S. Gulf region resumed operations at full capacity. Prices continued to decline during the month as supply worries eased on signs of adequate fuel stocks in the U.S. During December, long futures positions in natural gas recorded losses as prices reversed sharply lower due to weak demand, mild weather in Europe and the U.S., and the release of U.S. government data which showed a smaller-than-expected decline in supplies. Elsewhere in the energy markets, short futures positions in crude oil and its related

DEAN WITTER CORNERSTONE FUND II
 products also experienced losses after December prices finished higher on news of a rebound in energy demand. Pushing crude oil prices further upwards was a bullish energy outlook for 2006 from the Energy Information Administration.

.. Additional losses were incurred in the global interest rate markets during February from long positions in Japanese interest rate futures as prices reversed lower after positive economic data and expectations for higher interest rates reduced investor demand for fixed-income investments. Newly established short Japanese positions held during March experienced losses after prices reversed higher amid overall weakness in global equity markets. During the third quarter, losses stemmed from positions in U.S and Japanese interest rate futures. During July, long U.S. interest rate futures positions experienced losses as prices declined following a rise in interest rates and after the U.S. Labor Department released its June employment report. Within the Japanese interest rate markets, losses were recorded as prices declined following positive comments on the Japanese economy by the Japanese Ministry of Finance. During August, short positions in U.S. and Japanese fixed-income futures incurred losses as prices reversed higher on worries about the global economic impact of Hurricane Katrina. Within Japanese interest rate futures markets, a bigger-than-expected decline in Japanese industrial output for July also contributed to higher prices.

.. Losses recorded in the agricultural markets stemmed from positions in cocoa futures as prices traded without consistent direction throughout much of the year. Additional losses resulted from long futures positions in corn and wheat during the second quarter after prices fell amid favorable weather in U.S. growing regions, and reduced foreign demand. During the fourth quarter, short futures positions in corn recorded losses after prices advanced on reports of strong demand and news of weaker-than-expected supplies.

.. Smaller losses resulted in metals during the first and second quarter primarily from positions in precious metals as prices in these markets experienced choppiness amid volatility in the value of the U.S. dollar and a negative outlook in demand.

DEAN WITTER CORNERSTONE FUND II



FACTORS INFLUENCING ANNUAL TRADING GAINS:
.. Gains were recorded in the global stock indices during the third and fourth quarter. During the third quarter, long positions in European and Pacific Rim stock index futures benefited as prices rose amid positive economic data out of the U.S. and Japan. Prices continued to strengthen after China reformed its U.S. dollar currency peg policy, leading market participants to conclude that a re-valuation in the Chinese yuan would likely ease trade tensions between China, the U.S., Europe, and Japan. Finally, strong corporate earnings out of the European Union and the U.S. resulted in optimistic investor sentiment and pushed prices higher. During September, gains were produced from long positions in Japanese stock index futures as prices increased on positive economic comments from Bank of Japan Governor Toshihiko Fukui, improving business sentiment and a sustained upturn in consumer spending. Additional gains resulted from long positions in European stock index futures as prices increased due to a decline in oil prices. During the fourth quarter, long positions in European and Japanese stock index futures supplied gains as prices increased, largely in response to falling energy prices, strong corporate earnings from each respective region, positive economic data out of the U.S., and anticipation that a strong holiday shopping season would improve the retail sectors for both economies. European stock markets also found support from the possibility of an end to U.S. interest rate increases. Strong market optimism for continued improvements in the Japanese economy during 2006 also benefited prices.

DEAN WITTER CORNERSTONE FUND III

                                    [CHART]

                              Year ended December 31, 2005
                              ----------------------------
Currencies                              -6.55%
Interest Rates                          -3.58%
Stock Indices                            1.82%
Energies                                -0.20%
Metals                                   4.34%
Agriculturals                           -0.92%

Note: Includes trading results and commissions but does not include other fees or interest income.

FACTORS INFLUENCING ANNUAL TRADING LOSSES:
.. Losses were recorded in the currency markets primarily during the first quarter and in August. During January, long positions in a variety of foreign currencies, primarily the euro, South African rand, and both the New Zealand and Australian dollars, recorded losses after the U.S. dollar's value reversed sharply higher amid positive U.S. economic data and speculation for higher U.S. interest rates. The U.S. dollar's value also advanced during January in response to expectations that the Chinese government would announce postponement of its re-valuation of the Chinese yuan for the foreseeable future. During February, losses stemmed from short positions in the euro and South African rand against the U.S. dollar as the U.S. dollar weakened due to concern for the considerable U.S. Current-Account deficit as expressed by U.S. Federal Reserve Chairman Alan Greenspan. The U.S. dollar weakened further during the remainder of the month due to a larger-than-expected drop in economic indicators and news that South Korea's Central Bank planned to reduce its U.S. dollar currency reserves. Short European currency positions resulted in losses during early March as their values moved higher amid a sharp rise in German industrial production. Additional losses were recorded from newly established long European currency positions, as well as from existing long positions in the British pound, versus the U.S. dollar. During August, losses were recorded from long

DEAN WITTER CORNERSTONE FUND III

 U.S. dollar positions against the British pound and euro as the value of the U.S. dollar declined amid higher crude oil prices, lower durable goods orders, the U.S. trade imbalance, and economic warnings from U.S. Federal Reserve Chairman Alan Greenspan.

.. Losses were recorded in the global interest rate markets primarily during February and July from long positions in U.S. interest rate futures. During February, prices reversed lower after positive economic data reduced investor demand for fixed-income investments. Prices fell further during July following a rise in interest rates and after the U.S. Labor Department released its June employment report. Smaller losses were incurred during November from short positions in U.S. interest rate futures after prices moved higher early in the month on strong demand at government debt auctions and then advanced again later in the month on reduced inflation fears and speculation that the U.S. Federal Reserve would potentially end its cycle of hiking interest rates in early 2006.

.. In the agricultural markets, losses were experienced during the second and third quarter from long futures positions in soybeans, its related products, and corn after prices moved lower on news of greater crop yields. During July and August, losses resulted from long futures positions in corn after prices declined from heavy rainfall in U.S. growing regions and forecasts for growth in supply increases.

.. In the energy markets, losses occurred primarily during the second quarter from positions in crude oil and its related products. During April, long futures positions in crude oil and its related products recorded losses as prices reversed lower amid greater refinery production and slower growth in demand. Losses also resulted from long positions in natural gas futures as prices declined with crude oil prices. Short crude oil futures positions also experienced losses during May after prices increased due to news of weak supply. Further losses were recorded later in June from newly established long crude oil positions as prices reversed lower on news of rising supplies and solid refinery output.

DEAN WITTER CORNERSTONE FUND III



FACTORS INFLUENCING ANNUAL TRADING GAINS:
.. Gains achieved in the metals markets resulted primarily during the fourth quarter from long futures positions in copper, aluminum, and zinc, as prices increased on news of consistently strong demand from India, China, and the Middle East, and news of weak global supplies.

.. Gains resulted in the global stock indices sector primarily during the third quarter from long positions in European and Pacific Rim stock index futures. During July, long positions benefited as prices increased on positive economic data out of the U.S. and Japan. Prices continued to strengthen after China reformed its U.S. dollar currency peg policy. Finally, strong corporate earnings out of the European Union and the U.S. resulted in optimistic investor sentiment and pushed prices higher. During September, long positions in Japanese stock index futures experienced gains as prices increased on positive comments from Bank of Japan Governor Toshihiko Fukui, who said the Japanese economy was in the process of emerging from a soft patch. Additional gains resulted during September from long positions in European stock index futures.

                      This page intentionally left blank.

DEAN WITTER CORNERSTONE FUND IV

                                    [CHART]

                              Year ended December 31, 2005
                              ----------------------------
Australian dollar                       -3.30%
British pound                          -10.12%
Euro                                    -2.58%
Japanese yen                            11.85%
Swiss franc                              1.13%
Minor Currencies                       -14.78%

Note: Includes trading results and commissions but does not include other fees or interest income.
      Minor currencies may include, but are not limited to, the South African rand, Thai baht, Singapore dollar, Mexican peso, New Zealand dollar, Polish zloty, Brazilian real, Czech koruna and Norwegian krone.

FACTORS INFLUENCING ANNUAL TRADING LOSSES:
..  Losses resulted from positions in European currencies against the U.S.
   dollar. Early during the first quarter, losses resulted from long positions in the British pound, euro, Norwegian krone, Czech koruna, and Polish zloty versus the U.S. dollar after the U.S. dollar's value reversed sharply higher amid an increase in U.S. interest rates and consumer prices. The U.S. dollar's value also advanced in response to expectations that the Chinese government would announce postponement of its re-valuation of the Chinese yuan. During February, losses were incurred from short European currency positions after the U.S. dollar's value weakened in response to concern for the considerable U.S. Current-Account deficit as expressed by U.S. Federal Reserve Chairman Alan Greenspan. During early March, short European currency positions continued to experience losses as their values moved higher amid a sharp rise in German industrial production. Further losses were recorded from newly established long European currency positions versus the U.S. dollar as the U.S. dollar's value reversed sharply higher amid an increase in U.S. interest rates and consumer prices. During the second quarter, long British pound positions incurred losses as the pound's value declined after British Prime Minister Tony Blair's Labour Party won

DEAN WITTER CORNERSTONE FUND IV
 re-election with a reduced government majority, and then moved lower later in the quarter on growing speculation that the interest rate differential between the U.S. and the U.K. would tighten. During July, long British pound positions experienced additional losses as the value of the pound dropped sharply on geopolitical concerns after a terror attack on the London public transportation system. During August, short British pound positions incurred losses as the value of the U.S. dollar declined amid higher crude oil prices, lower durable goods orders, the U.S. trade imbalance, and economic warnings from U.S. Federal Reserve Chairman Alan Greenspan. During September, losses were recorded from long positions in the British pound, Norwegian krone, and Czech koruna, as the value of the U.S. dollar advanced amid bolstered expectations that the U.S. Federal Reserve would continue to raise interest rates. During the fourth quarter, long British pound positions versus the U.S. dollar incurred further losses as the pound's value weakened after the Bank of England indicated that a cut in its interest rates would likely take place in March of 2006. Short positions in European currencies, particularly the euro, Norwegian krone, and Czech koruna, versus the U.S. dollar also experienced losses as their values moved higher in response to a rise in the Euro-Zone Organization for Economic Cooperation & Development's leading indicator of 106 in August from a July figure of 105.5. European currency values also moved higher with the euro, which was boosted by expectations that the European Central Bank might raise interest rates next year.

.. Additional losses were recorded from positions in the South African rand and both the Australian and New Zealand dollars (collectively the "Commodity Currencies"). During the first quarter, losses stemmed from both long and short positions in these currencies versus the U.S. dollar as the Commodity Currencies values traded counter to the U.S. dollar. During the second quarter, long positions in the Australian dollar versus the U.S. dollar incurred losses as the Australian dollar declined amid falling gold prices. During the third quarter, short positions in the Australian and New Zealand dollars versus the U.S. dollar recorded losses as the values of the Commodity Currencies moved higher on strong economic data out of the region. During September, losses were recorded from long Australian and New Zealand dollar positions as the value of the U.S. dollar advanced amid bolstered expectations that the U.S. Federal Reserve would continue to raise interest rates. Also forcing the New Zealand dollar against the U.S. dollar lower were fears for an economic slow-down in New Zealand during 2006. During October, long positions in the Commodity Currencies versus the U.S. dollar resulted in losses as their values weakened in response to volatile gold prices. The Australian dollar was also

DEAN WITTER CORNERSTONE FUND IV
 pressured lower after the Reserve Bank of Australia kept its overnight interest rate unchanged. During November, short positions in the South African rand and Australian dollar incurred losses as their values reversed higher on stronger gold prices. Finally, during December long positions in both the New Zealand and Australian dollars experienced losses amid weaker-than-expected economic growth data combined with a lack of confidence for further interest rate hikes from the Reserve Bank of New Zealand.

.. Losses were also experienced from positions in the Singapore dollar versus the U.S. dollar, primarily during the first quarter. During February, long positions in the Singapore dollar against the U.S. dollar incurred losses early in the month as the U.S. dollar's value benefited from positive economic sentiment. Newly established short Singapore dollar positions also incurred losses later in the month after the U.S. dollar weakened due to a larger-than-expected drop in January leading economic indicators and news that South Korea's Central Bank planned to reduce its U.S. dollar currency reserves. During March, long positions in the Singapore dollar versus the U.S. dollar resulted in losses as the value of the U.S. dollar reversed sharply higher amid an increase in U.S. interest rates and U.S. consumer prices. Positions in the Singapore dollar against the U.S. dollar held during the third quarter also contributed to losses.

FACTORS INFLUENCING ANNUAL TRADING GAINS:
.. Gains were achieved from short positions in the Japanese yen against the U.S. dollar. During March, gains resulted as the U.S. dollar advanced against the yen due to an increase in U.S. interest rates. Short Japanese yen positions held during the second quarter also recorded profits as the yen's value declined during May and June in response to weak Japanese economic data. During July, gains resulted after the U.S. dollar's value strengthened against the yen on significant interest-rate differentials between the U.S. and Japan. Market participants also drove the U.S. dollar higher against the yen during July following the release of strong U.S. economic data, and news that the U.S. Current-Account deficit had narrowed. During September, short Japanese yen positions profited after the yen's value declined in the wake of weak Japanese economic data. During the fourth quarter, short Japanese yen positions continued to record gains as the yen's value trended lower against the U.S. dollar after the potential for higher U.S. interest rates continued to bolster the value of the U.S. dollar. The Japanese yen was also pulled lower on investor sentiment that future action by the Chinese government regarding further Chinese yuan re-valuation was farther away than previously expected.

DEAN WITTER CORNERSTONE FUND IV

.. Additional gains resulted during the second quarter from short positions in the Swiss franc versus the U.S. dollar after the U.S. dollar increased during May as China downplayed rumors of a move toward a flexible exchange rate and the franc moved lower on weaker-than-expected French economic data, the rejection of a proposed European Union constitution by French voters, and speculation that future European Constitution referendums would result in similar outcomes. During June, short franc positions continued to profit as its value declined amid market pessimism for future European integration, the release of weak European economic data, and greater-than-expected capital outflows into U.S. markets.

Managed futures investments are speculative, involve a high degree of risk, use significant leverage, are generally illiquid, have substantial charges, are subject to conflicts of interest, and are suitable only for the risk capital portion of an investor's portfolio. Before investing in any managed futures investment, qualified investors should read the prospectus or offering documents carefully for additional information with respect to charges, expenses, and risks. Past performance is no guarantee of future results.

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

  Management assessed the effectiveness of each Partnership's internal control over financial reporting as of December 31, 2005. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control--Integrated Framework. Based on our assessment and those criteria, Management believes that each Partnership maintained effective internal control over financial reporting as of December 31, 2005.

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

/s/ Jeffrey A. Rothman
Jeffrey A. Rothman
President

/s/ Kevin Perry
Kevin Perry
Chief Financial Officer

New York, New York
March 21, 2006

DEAN WITTER CORNERSTONE FUNDS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Limited Partners and the General Partner of
Dean Witter Cornerstone Fund II
Dean Witter Cornerstone Fund III
Dean Witter Cornerstone Fund IV:

  We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Dean Witter Cornerstone Fund II, Dean Witter Cornerstone Fund III and Dean Witter Cornerstone Fund IV (collectively, the "Partnerships") maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnerships' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Partnerships' internal control over financial reporting based on our audit.

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

  In our opinion, management's assessment that the Partnerships maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Partnerships maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

  We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2005 of the Partnerships and our report dated March 21, 2006 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

New York, New York
March 21, 2006

DEAN WITTER CORNERSTONE FUNDS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Limited Partners and the General Partner of
Dean Witter Cornerstone Fund II
Dean Witter Cornerstone Fund III
Dean Witter Cornerstone Fund IV:

  We have audited the accompanying statements of financial condition of Dean Witter Cornerstone Fund II, Dean Witter Cornerstone Fund III and Dean Witter Cornerstone Fund IV (collectively, the "Partnerships"), including the schedules of investments, as of December 31, 2005 and 2004, and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, such financial statements present fairly, in all material respects, the financial position of Dean Witter Cornerstone Fund II, Dean Witter Cornerstone Fund III and Dean Witter Cornerstone Fund IV at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

  As discussed in Note 1, in 2005 the Partnerships modified their classification of cash within the statements of financial condition and the related statements of cash flows.

  We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Partnerships' internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 21, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of the Partnerships' internal control over financial reporting and an unqualified opinion on the effectiveness of the Partnerships' internal control over financial reporting.

/s/ Deloitte & Touche LLP

New York, New York
March 21, 2006

DEAN WITTER CORNERSTONE FUND II

STATEMENTS OF FINANCIAL CONDITION

                                                               DECEMBER 31,
                                                          ---------------------
                                                             2005       2004
                                                          ---------- ----------
                                                              $          $
                                    ASSETS
Equity in futures interests trading accounts:
 Unrestricted cash                                        11,242,503 14,047,174
 Restricted cash                                           1,213,808  2,632,103
                                                          ---------- ----------
  Total Cash                                              12,456,311 16,679,277
                                                          ---------- ----------

 Net unrealized gain on open contracts (MS&Co.)              344,900  2,020,502
 Net unrealized gain (loss) on open contracts (MSIL)         173,143     (9,769)
                                                          ---------- ----------
  Total net unrealized gain on open contracts                518,043  2,010,733
                                                          ---------- ----------
  Total Trading Equity                                    12,974,354 18,690,010
Interest receivable (Morgan Stanley DW)                       35,476     27,129
Due from Morgan Stanley DW                                    11,710     62,388
                                                          ---------- ----------
  Total Assets                                            13,021,540 18,779,527
                                                          ========== ==========

                       LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Redemptions payable                                          333,219     57,887
Accrued management fees                                       37,886     54,665
Accrued administrative expenses                               32,208     37,292
                                                          ---------- ----------
  Total Liabilities                                          403,313    149,844
                                                          ---------- ----------
PARTNERS' CAPITAL
Limited Partners (3,261.160 and 3,898.182 Units,
 respectively)                                            12,240,749 18,161,153
General Partner (100.567 Units)                              377,478    468,530
                                                          ---------- ----------
  Total Partners' Capital                                 12,618,227 18,629,683
                                                          ---------- ----------
  Total Liabilities and Partners' Capital                 13,021,540 18,779,527
                                                          ========== ==========
NET ASSET VALUE PER UNIT                                    3,753.50   4,658.88
                                                          ========== ==========

STATEMENTS OF OPERATIONS

                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                ----------------------------------
                                                   2005        2004        2003
                                                ----------  ----------  ----------
                                                    $           $           $
INVESTMENT INCOME
 Interest income (Morgan Stanley DW)               367,313     208,174     197,038
                                                ----------  ----------  ----------

EXPENSES
 Brokerage commissions (Morgan Stanley DW)         833,584   1,104,683   1,373,338
 Management fees                                   506,875     672,937     843,500
 Transaction fees and costs                         48,642      83,591     106,566
 Common administrative expenses                     41,000      56,000      48,477
 Incentive fees                                     --           2,250       9,461
                                                ----------  ----------  ----------
  Total Expenses                                 1,430,101   1,919,461   2,381,342
                                                ----------  ----------  ----------

NET INVESTMENT LOSS                             (1,062,788) (1,711,287) (2,184,304)
                                                ----------  ----------  ----------

TRADING RESULTS
Trading profit (loss):
 Realized                                       (1,007,388)   (545,606)  3,071,019
 Net change in unrealized                       (1,492,690)    712,273    (752,680)
                                                ----------  ----------  ----------
                                                (2,500,078)    166,667   2,318,339
Proceeds from Litigation Settlement                  2,209         755      --
                                                ----------  ----------  ----------
  Total Trading Results                         (2,497,869)    167,422   2,318,339
                                                ----------  ----------  ----------

NET INCOME (LOSS)                               (3,560,657) (1,543,865)    134,035
                                                ==========  ==========  ==========

NET INCOME (LOSS) ALLOCATION:
Limited Partners                                (3,469,605) (1,511,432)    125,757
General Partner                                    (91,052)    (32,433)      8,278

NET INCOME (LOSS) PER UNIT:
Limited Partners                                   (905.38)    (322.51)      18.14
General Partner                                    (905.38)    (322.51)      18.14

  The accompanying notes are an integral part of these financial statements.

DEAN WITTER CORNERSTONE FUND III

STATEMENTS OF FINANCIAL CONDITION

                                                              DECEMBER 31,
                                                          ---------------------
                                                             2005       2004
                                                          ---------- ----------
                                                              $          $
                                    ASSETS
 Equity in futures interests trading accounts:
  Unrestricted cash                                       21,002,788 24,763,854
  Restricted cash                                          1,409,104  3,115,418
                                                          ---------- ----------
    Total Cash                                            22,411,892 27,879,272
                                                          ---------- ----------

  Net unrealized gain on open contracts (MSIL)               599,935     89,136
  Net unrealized gain on open contracts (MS&Co.)             271,196    372,392
                                                          ---------- ----------
    Total net unrealized gain on open contracts              871,131    461,528
                                                          ---------- ----------
    Total Trading Equity                                  23,283,023 28,340,800
 Interest receivable (Morgan Stanley DW)                      61,652     41,296
 Due from Morgan Stanley DW                                   41,210     15,120
                                                          ---------- ----------
    Total Assets                                          23,385,885 28,397,216
                                                          ========== ==========

                      LIABILITIES AND PARTNERS' CAPITAL
 LIABILITIES
 Redemptions payable                                         247,236    285,744
 Accrued administrative expenses                             112,360    119,670
 Accrued management fees                                      67,881     82,476
                                                          ---------- ----------
    Total Liabilities                                        427,477    487,890
                                                          ---------- ----------
 PARTNERS' CAPITAL
 Limited Partners (5,693.493 and 6,512.996 Units,
  respectively)                                           22,552,335 27,476,835
 General Partner (102.516 Units)                             406,073    432,491
                                                          ---------- ----------
    Total Partners' Capital                               22,958,408 27,909,326
                                                          ---------- ----------
    Total Liabilities and Partners' Capital               23,385,885 28,397,216
                                                          ========== ==========
 NET ASSET VALUE PER UNIT                                   3,961.07   4,218.77
                                                          ========== ==========

STATEMENTS OF OPERATIONS

                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                 ----------------------------------
                                                    2005        2004        2003
                                                 ----------  ----------  ----------
                                                     $           $           $
INVESTMENT INCOME
 Interest income (Morgan Stanley DW)                602,016     306,275     233,160
                                                 ----------  ----------  ----------

EXPENSES
 Brokerage commissions (Morgan Stanley DW)          948,366   1,084,092   1,257,269
 Management fees                                    833,891     982,868     998,731
 Common administrative expenses                      70,000      88,000      78,892
 Transaction fees and costs                          51,605      57,678      68,929
                                                 ----------  ----------  ----------
   Total Expenses                                 1,903,862   2,212,638   2,403,821
                                                 ----------  ----------  ----------

NET INVESTMENT LOSS                              (1,301,846) (1,906,363) (2,170,661)
                                                 ----------  ----------  ----------

TRADING RESULTS
Trading profit (loss):
 Realized                                          (992,550)  6,007,562   3,641,193
 Net change in unrealized                           409,603  (2,000,462)    909,383
                                                 ----------  ----------  ----------
                                                   (582,947)  4,007,100   4,550,576
Proceeds from Litigation Settlement                  26,287      27,998      --
                                                 ----------  ----------  ----------
   Total Trading Results                           (556,660)  4,035,098   4,550,576
                                                 ----------  ----------  ----------

NET INCOME (LOSS)                                (1,858,506)  2,128,735   2,379,915
                                                 ==========  ==========  ==========

NET INCOME (LOSS) ALLOCATION:
Limited Partners                                 (1,832,088)  2,097,010   2,339,613
General Partner                                     (26,418)     31,725      40,302

NET INCOME (LOSS) PER UNIT:
Limited Partners                                    (257.70)     309.46      317.10
General Partner                                     (257.70)     309.46      317.10

  The accompanying notes are an integral part of these financial statements.

DEAN WITTER CORNERSTONE FUND IV

STATEMENTS OF FINANCIAL CONDITION

                                                              DECEMBER 31,
                                                          ---------------------
                                                             2005       2004
                                                          ---------- ----------
                                                              $          $
                                    ASSETS
 Equity in futures interests trading accounts:
  Unrestricted cash                                       64,125,073 89,655,633
  Restricted cash                                             --         12,902
                                                          ---------- ----------
    Total Cash                                            64,125,073 89,668,535

  Net unrealized gain on open contracts (MS&Co.)           1,973,887  6,347,857
                                                          ---------- ----------
    Total Trading Equity                                  66,098,960 96,016,392
 Interest receivable (Morgan Stanley DW)                     170,317    122,840
 Due from Morgan Stanley DW                                   55,750     32,362
                                                          ---------- ----------
    Total Assets                                          66,325,027 96,171,594
                                                          ========== ==========

                      LIABILITIES AND PARTNERS' CAPITAL
 LIABILITIES
 Redemptions payable                                       1,232,662    801,350
 Accrued management fees                                     193,125    280,141
 Accrued administrative expenses                             110,888    123,214
                                                          ---------- ----------
    Total Liabilities                                      1,536,675  1,204,705
                                                          ---------- ----------
 PARTNERS' CAPITAL
 Limited Partners (10,902.992 and 12,873.981 Units,
  respectively)                                           64,109,338 93,819,259
 General Partner (115.479 and 157.479 Units,
  respectively)                                              679,014  1,147,630
                                                          ---------- ----------
    Total Partners' Capital                               64,788,352 94,966,889
                                                          ---------- ----------
    Total Liabilities and Partners' Capital               66,325,027 96,171,594
                                                          ========== ==========
 NET ASSET VALUE PER UNIT                                   5,879.98   7,287.51
                                                          ========== ==========

STATEMENTS OF OPERATIONS


                                                   FOR THE YEARS ENDED DECEMBER 31,
                                                 -----------------------------------
                                                     2005        2004        2003
                                                 -----------  ----------  ----------
                                                      $           $           $
INVESTMENT INCOME
 Interest income (Morgan Stanley DW)               1,848,451     969,606     858,078
                                                 -----------  ----------  ----------

EXPENSES
 Brokerage commissions (Morgan Stanley DW)         2,714,539   2,978,359   3,456,636
 Management fees                                   2,619,089   3,269,250   3,904,764
 Common administrative expenses                      139,000     178,000     156,630
 Incentive fees                                       --          (6,682)  2,307,973
                                                 -----------  ----------  ----------
   Total Expenses                                  5,472,628   6,418,927   9,826,003
                                                 -----------  ----------  ----------

NET INVESTMENT LOSS                               (3,624,177) (5,449,321) (8,967,925)
                                                 -----------  ----------  ----------

TRADING RESULTS
Trading profit (loss):
 Realized                                        (10,036,703) (7,816,724) 26,693,128
 Net change in unrealized                         (4,373,970)  3,301,580  (3,788,611)
                                                 -----------  ----------  ----------
   Total Trading Results                         (14,410,673) (4,515,144) 22,904,517
                                                 -----------  ----------  ----------

NET INCOME (LOSS)                                (18,034,850) (9,964,465) 13,936,592
                                                 ===========  ==========  ==========

NET INCOME (LOSS) ALLOCATION:
Limited Partners                                 (17,820,295) (9,861,124) 13,766,843
General Partner                                     (214,555)   (103,341)    169,749

NET INCOME (LOSS) PER UNIT:
Limited Partners                                   (1,407.53)    (656.22)     948.41
General Partner                                    (1,407.53)    (656.22)     948.41

  The accompanying notes are an integral part of these financial statements.

DEAN WITTER CORNERSTONE FUND II

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

                                   UNITS OF
                                  PARTNERSHIP  LIMITED     GENERAL
                                   INTEREST    PARTNERS    PARTNER     TOTAL
                                  ----------- ----------  --------  ----------
                                                  $           $          $
Partners' Capital, December 31,
2002                               4,731.158  22,899,223   582,685  23,481,908
Net income                             --        125,757     8,278     134,035
Redemptions                         (304.802) (1,476,534)  (90,000) (1,566,534)
                                   ---------  ----------  --------  ----------
Partners' Capital, December 31,
2003                               4,426.356  21,548,446   500,963  22,049,409
Net loss                               --     (1,511,432)  (32,433) (1,543,865)
Redemptions                         (427.607) (1,875,861)    --     (1,875,861)
                                   ---------  ----------  --------  ----------
Partners' Capital, December 31,
2004                               3,998.749  18,161,153   468,530  18,629,683
Net loss                               --     (3,469,605)  (91,052) (3,560,657)
Redemptions                         (637.022) (2,450,799)    --     (2,450,799)
                                   ---------  ----------  --------  ----------
Partners' Capital,
December 31, 2005                  3,361.727  12,240,749   377,478  12,618,227
                                   =========  ==========  ========  ==========

DEAN WITTER CORNERSTONE FUND III

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

                                   UNITS OF
                                  PARTNERSHIP  LIMITED     GENERAL
                                   INTEREST    PARTNERS    PARTNER     TOTAL
                                  ----------- ----------  --------  ----------
                                                  $           $          $
Partners' Capital, December 31,
2002                               7,750.175  27,329,760   510,464  27,840,224
Net income                             --      2,339,613    40,302   2,379,915
Redemptions                         (588.606) (2,073,369) (150,000) (2,223,369)
                                   ---------  ----------  --------  ----------
Partners' Capital, December 31,
2003                               7,161.569  27,596,004   400,766  27,996,770
Net income                             --      2,097,010    31,725   2,128,735
Redemptions                         (546.057) (2,216,179)    --     (2,216,179)
                                   ---------  ----------  --------  ----------
Partners' Capital, December 31,
2004                               6,615.512  27,476,835   432,491  27,909,326
Net loss                               --     (1,832,088)  (26,418) (1,858,506)
Redemptions                         (819.503) (3,092,412)    --     (3,092,412)
                                   ---------  ----------  --------  ----------
Partners' Capital,
December 31, 2005                  5,796.009  22,552,335   406,073  22,958,408
                                   =========  ==========  ========  ==========

  The accompanying notes are an integral part of these financial statements.

DEAN WITTER CORNERSTONE FUND IV

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003

                                 UNITS OF
                                PARTNERSHIP   LIMITED     GENERAL
                                 INTEREST     PARTNERS    PARTNER      TOTAL
                                ----------- -----------  ---------  -----------
                                                 $           $           $
Partners' Capital,
December 31, 2002               15,416.291  106,345,673  1,496,222  107,841,895
Net income                          --       13,766,843    169,749   13,936,592
Redemptions                     (1,261.461)  (8,921,278)  (415,000)  (9,336,278)
                                ----------  -----------  ---------  -----------
Partners' Capital,
December 31, 2003               14,154.830  111,191,238  1,250,971  112,442,209
Net loss                            --       (9,861,124)  (103,341)  (9,964,465)
Redemptions                     (1,123.370)  (7,510,855)     --      (7,510,855)
                                ----------  -----------  ---------  -----------
Partners' Capital, December
31, 2004                        13,031.460   93,819,259  1,147,630   94,966,889
Net loss                            --      (17,820,295)  (214,555) (18,034,850)
Redemptions                     (2,012.989) (11,889,626)  (254,061) (12,143,687)
                                ----------  -----------  ---------  -----------
Partners' Capital,
December 31, 2005               11,018.471   64,109,338    679,014   64,788,352
                                ==========  ===========  =========  ===========

  The accompanying notes are an integral part of these financial statements.

DEAN WITTER CORNERSTONE FUND II

STATEMENTS OF CASH FLOWS

                                              FOR THE YEARS ENDED DECEMBER 31,
                                             ----------------------------------
                                                2005        2004        2003
                                             ----------  ----------  ----------
                                                 $           $           $
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                            (3,560,657) (1,543,865)    134,035
Noncash item included in net income (loss):
 Net change in unrealized                     1,492,690    (712,273)    752,680
(Increase) decrease in operating assets:
 Restricted cash                              1,418,295     312,473    (416,702)
 Interest receivable (Morgan Stanley DW)         (8,347)    (14,057)      5,244
 Due from Morgan Stanley DW                      50,678         311      44,537
Decrease in operating liabilities:
 Accrued management fees                        (16,779)    (10,248)     (4,588)
 Accrued administrative expenses                 (5,084)     (8,679)     (4,575)
 Accrued incentive fees                          --          --         (40,483)
                                             ----------  ----------  ----------
Net cash provided by (used for) operating
 activities                                    (629,204) (1,976,338)    470,148
                                             ----------  ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Cash paid from redemptions of Units          (2,175,467) (1,959,376) (1,661,824)
                                             ----------  ----------  ----------
Net cash used for financing activities       (2,175,467) (1,959,376) (1,661,824)
                                             ----------  ----------  ----------
Net decrease in unrestricted cash            (2,804,671) (3,935,714) (1,191,676)

Unrestricted cash at beginning of period     14,047,174  17,982,888  19,174,564
                                             ----------  ----------  ----------

Unrestricted cash at end of period           11,242,503  14,047,174  17,982,888
                                             ==========  ==========  ==========

  The accompanying notes are an integral part of these financial statements.

DEAN WITTER CORNERSTONE FUND III

STATEMENTS OF CASH FLOWS

                                              FOR THE YEARS ENDED DECEMBER 31,
                                             ----------------------------------
                                                2005        2004        2003
                                             ----------  ----------  ----------
                                                 $           $           $
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                            (1,858,506)  2,128,735   2,379,915
Noncash item included in net income (loss):
 Net change in unrealized                      (409,603)  2,000,462    (909,383)
(Increase) decrease in operating assets:
 Restricted cash                              1,706,314     783,002  (2,285,909)
 Interest receivable (Morgan Stanley DW)        (20,356)    (25,003)      5,301
 Due from Morgan Stanley DW                     (26,090)    (15,120)    264,529
Increase (decrease) in operating
 liabilities:
 Accrued administrative expenses                 (7,310)    (29,848)      4,501
 Accrued management fees                        (14,595)        231         384
                                             ----------  ----------  ----------
Net cash provided by (used for) operating
 activities                                    (630,146)  4,842,459    (540,662)
                                             ----------  ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Cash paid from redemptions of Units          (3,130,920) (2,049,540) (2,248,481)
                                             ----------  ----------  ----------
Net cash used for financing activities       (3,130,920) (2,049,540) (2,248,481)
                                             ----------  ----------  ----------
Net increase (decrease) in unrestricted cash (3,761,066)  2,792,919  (2,789,143)

Unrestricted cash at beginning of period     24,763,854  21,970,935  24,760,078
                                             ----------  ----------  ----------

Unrestricted cash at end of period           21,002,788  24,763,854  21,970,935
                                             ==========  ==========  ==========

  The accompanying notes are an integral part of these financial statements.

DEAN WITTER CORNERSTONE FUND IV

STATEMENTS OF CASH FLOWS

                                            FOR THE YEARS ENDED DECEMBER 31,
                                         -------------------------------------
                                             2005         2004         2003
                                         -----------  -----------  -----------
                                              $            $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                        (18,034,850)  (9,964,465)  13,936,592
Noncash item included in net income
 (loss):
 Net change in unrealized                  4,373,970   (3,301,580)   3,788,611
(Increase) decrease in operating assets:
 Restricted cash                              12,902      (12,902)      --
 Interest receivable (Morgan Stanley DW)     (47,477)     (61,319)      18,628
 Due from Morgan Stanley DW                  (23,388)     (32,362)      --
Increase (decrease) in operating
 liabilities:
 Accrued management fees                     (87,016)     (50,454)       8,868
 Accrued administrative expenses             (12,326)     (53,805)       7,863
 Accrued incentive fees                       --           (6,682)  (1,493,339)
                                         -----------  -----------  -----------
Net cash provided by (used for)
 operating activities                    (13,818,185) (13,483,569)  16,267,223
                                         -----------  -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Cash paid from redemptions of Units      (11,712,375)  (7,276,887)  (9,411,443)
                                         -----------  -----------  -----------
Net cash used for financing activities   (11,712,375)  (7,276,887)  (9,411,443)
                                         -----------  -----------  -----------
Net increase (decrease) in unrestricted
 cash                                    (25,530,560) (20,760,456)   6,855,780

Unrestricted cash at beginning of period  89,655,633  110,416,089  103,560,309
                                         -----------  -----------  -----------

Unrestricted cash at end of period        64,125,073   89,655,633  110,416,089
                                         ===========  ===========  ===========

  The accompanying notes are an integral part of these financial statements.

DEAN WITTER CORNERSTONE II

SCHEDULES OF INVESTMENTS

DECEMBER 31, 2005 AND 2004

                                                                  LONG UNREALIZED  PERCENTAGE   SHORT UNREALIZED  PERCENTAGE
FUTURES AND FORWARD CONTRACTS:                                      GAIN/(LOSS)   OF NET ASSETS   GAIN/(LOSS)    OF NET ASSETS
------------------------------                                    --------------- ------------- ---------------- -------------
2005 PARTNERSHIP NET ASSETS: $12,618,227                                 $              %              $               %
Commodity                                                               98,649         0.78         (112,434)        (0.89)
Equity                                                                  59,908         0.48            --              --
Foreign currency                                                       (47,986)       (0.38)         322,181          2.56
Interest rate                                                            3,713         0.03          (34,872)        (0.28)
                                                                     ---------        -----         --------         -----
  Grand Total:                                                         114,284         0.91          174,875          1.39
                                                                     =========        =====         ========         =====
  Unrealized Currency Gain

  Total Net Unrealized Gain per Statement of Financial Condition


2004 PARTNERSHIP NET ASSETS: $18,629,683
Commodity                                                              257,829         1.38          247,455          1.33
Equity                                                                  52,788         0.28         (116,000)        (0.62)
Foreign currency                                                     1,392,929         7.48*           --              --
Interest rate                                                          (37,755)       (0.20)         (10,321)        (0.06)
                                                                     ---------        -----         --------         -----
  Grand Total:                                                       1,665,791         8.94          121,134          0.65
                                                                     =========        =====         ========         =====
  Unrealized Currency Gain

  Total Net Unrealized Gain per Statement of Financial Condition

                                                                  NET UNREALIZED
FUTURES AND FORWARD CONTRACTS:                                     GAIN/(LOSS)
------------------------------                                    --------------
2005 PARTNERSHIP NET ASSETS: $12,618,227                                $
Commodity                                                             (13,785)
Equity                                                                 59,908
Foreign currency                                                      274,195
Interest rate                                                         (31,159)
                                                                    ---------
  Grand Total:                                                        289,159

  Unrealized Currency Gain                                            228,884
                                                                    ---------
  Total Net Unrealized Gain per Statement of Financial Condition      518,043
                                                                    =========

2004 PARTNERSHIP NET ASSETS: $18,629,683
Commodity                                                             505,284
Equity                                                                (63,212)
Foreign currency                                                    1,392,929
Interest rate                                                         (48,076)
                                                                    ---------
  Grand Total:                                                      1,786,925

  Unrealized Currency Gain                                            223,808
                                                                    ---------
  Total Net Unrealized Gain per Statement of Financial Condition    2,010,733
                                                                    =========

* No single contract's value exceeds 5% of Net Assets.

  The accompanying notes are an integral part of these financial statements.

DEAN WITTER CORNERSTONE III

SCHEDULES OF INVESTMENTS

DECEMBER 31, 2005 AND 2004

                                                                  LONG UNREALIZED  PERCENTAGE   SHORT UNREALIZED  PERCENTAGE
FUTURES AND FORWARD CONTACTS:                                       GAIN/(LOSS)   OF NET ASSETS   GAIN/(LOSS)    OF NET ASSETS
-----------------------------                                     --------------- ------------- ---------------- -------------
2005 PARTNERSHIP NET ASSETS: $22,958,408                                 $              %              $               %
Commodity                                                             873,591          3.81          (10,356)        (0.05)
Equity                                                                (15,962)        (0.07)           --              --
Foreign currency                                                     (196,636)        (0.86)         330,718          1.44
Interest rate                                                          10,772          0.05           41,064          0.18
                                                                     --------         -----         --------         -----
  Grand Total:                                                        671,765          2.93          361,426          1.57
                                                                     ========         =====         ========         =====
  Unrealized Currency Loss

  Total Net Unrealized Gain per Statement of Financial Condition


2004 PARTNERSHIP NET ASSETS: $27,909,326
Commodity                                                             196,582          0.70           26,779          0.09
Equity                                                                358,469          1.29            --               --
Foreign currency                                                      165,230          0.59         (371,243)        (1.33)
Interest rate                                                         125,718          0.45           71,812          0.26
                                                                     --------         -----         --------         -----
  Grand Total:                                                        845,999          3.03         (272,652)        (0.98)
                                                                     ========         =====         ========         =====
  Unrealized Currency Loss

  Total Net Unrealized Gain per Statement of Financial Condition

                                                                  NET UNREALIZED
FUTURES AND FORWARD CONTACTS:                                      GAIN/(LOSS)
-----------------------------                                     --------------
2005 PARTNERSHIP NET ASSETS: $22,958,408                                $
Commodity                                                             863,235
Equity                                                                (15,962)
Foreign currency                                                      134,082
Interest rate                                                          51,836
                                                                    ---------
  Grand Total:                                                      1,033,191

  Unrealized Currency Loss                                           (162,060)
                                                                    ---------
  Total Net Unrealized Gain per Statement of Financial Condition      871,131
                                                                    =========

2004 PARTNERSHIP NET ASSETS: $27,909,326
Commodity                                                             223,361
Equity                                                                358,469
Foreign currency                                                     (206,013)
Interest rate                                                         197,530
                                                                    ---------
  Grand Total:                                                        573,347

  Unrealized Currency Loss                                           (111,819)
                                                                    ---------
  Total Net Unrealized Gain per Statement of Financial Condition      461,528
                                                                    =========

  The accompanying notes are an integral part of these financial statements.

DEAN WITTER CORNERSTONE IV

SCHEDULES OF INVESTMENTS

DECEMBER 31, 2005 AND 2004

                                                                  LONG UNREALIZED PERCENTAGE OF SHORT UNREALIZED PERCENTAGE OF
FUTURES AND FORWARD CONTRACTS:                                      GAIN/(LOSS)    NET ASSETS     GAIN/(LOSS)     NET ASSETS
------------------------------                                    --------------- ------------- ---------------- -------------
2005 PARTNERSHIP NET ASSETS: $64,788,352                                 $              %              $               %
Foreign currency                                                      (325,055)       (0.50)       2,298,942         3.55
                                                                     ---------        -----        ---------         ----
  Grand Total:                                                        (325,055)       (0.50)       2,298,942         3.55
                                                                     =========        =====        =========         ====
  Unrealized Currency Gain/(Loss)

  Total Net Unrealized Gain per Statement of Financial Condition

2004 PARTNERSHIP NET ASSETS: $94,966,889
Foreign currency                                                     6,231,832         6.56*         116,025         0.12
                                                                     ---------        -----        ---------         ----
  Grand Total:                                                       6,231,832         6.56          116,025         0.12
                                                                     =========        =====        =========         ====
  Unrealized Currency Gain/(Loss)

  Total Net Unrealized Gain per Statement of Financial Condition

                                                                  NET UNREALIZED
FUTURES AND FORWARD CONTRACTS:                                     GAIN/(LOSS)
------------------------------                                    --------------
2005 PARTNERSHIP NET ASSETS: $64,788,352                                $
Foreign currency                                                    1,973,887
                                                                    ---------
  Grand Total:                                                      1,973,887

  Unrealized Currency Gain/(Loss)                                       --
                                                                    ---------
  Total Net Unrealized Gain per Statement of Financial Condition    1,973,887
                                                                    =========
2004 PARTNERSHIP NET ASSETS: $94,966,889
Foreign currency                                                    6,347,857
                                                                    ---------
  Grand Total:                                                      6,347,857

  Unrealized Currency Gain/(Loss)                                      --
                                                                    ---------
  Total Net Unrealized Gain per Statement of Financial Condition    6,347,857
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

  The Partnerships' functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the Statements of Financial Condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in income currently.

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

DEAN WITTER CORNERSTONE FUNDS

NOTES TO FINANCIAL STATEMENTS
(continued)


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

BROKERAGE COMMISSIONS AND RELATED TRANSACTION FEES AND COSTS. Brokerage commissions and related transaction fees and costs for each Partnership are accrued on a half-turn basis at 80% and 100%, respectively, of the rates Morgan Stanley DW and MS&Co., respectively, charges parties that are not clearinghouse members. Brokerage commissions and transaction fees and costs combined for each Partnership are capped at 13/20 of 1% per month (a 7.8% maximum annual rate) of the adjusted Net Assets allocated to each trading program employed by the Partnerships' trading managers.

DEAN WITTER CORNERSTONE FUNDS

NOTES TO FINANCIAL STATEMENTS
(continued)


OPERATING EXPENSES. Each Partnership has entered into an exchange agreement pursuant to which certain common administrative expenses (i.e., legal, auditing, accounting, filing fees, and other related expenses) are shared by each of the Partnerships based upon the number of outstanding Units of each Partnership during the month in which such expenses are incurred. In addition, the Partnerships incur a monthly management fee and may incur an incentive fee. Demeter bears all other operating expenses.

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

LITIGATION SETTLEMENT. On February 27, 2002, Cornerstone II and Cornerstone III received notification of a preliminary entitlement to payment from the Sumitomo Copper Litigation Settlement Administrator, and each Partnership received settlement award payments in the amount of $76,613 and $2,842,492, respectively, during August 2002, $755 and $27,998, respectively, during July 2004 and $2,209 and $26,287, respectively, during November 2005. Any amounts received are accounted for in the period received, for the benefit of the limited partners at the date of receipt.

DEAN WITTER CORNERSTONE FUNDS

NOTES TO FINANCIAL STATEMENTS
(continued)


RECLASSIFICATIONS. Certain prior year amounts relating to cash balances were reclassified on the Statements of Financial Condition and the related Statements of Cash Flows to conform to 2005 presentation. Such reclassifications have no impact on the Partnerships' reported net income
(loss).

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

--------------------------------------------------------------------------------
3. TRADING MANAGERS
Demeter, on behalf of each Partnership, retains certain commodity trading managers to make all trading decisions for the Partnerships. The trading managers for each Partnership at December 31, 2005 were as follows:

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

DEAN WITTER CORNERSTONE FUNDS

NOTES TO FINANCIAL STATEMENTS
(continued)


INCENTIVE FEE. Each Partnership pays an annual incentive fee equal to 15% of the new appreciation in Net Assets, as defined in the Limited Partnership Agreements, as of the end of each annual incentive period ending December 31, except for Cornerstone IV, which pays incentive fee at the end of each annual incentive period ending May 31. New appreciation represents the amount by which Net Assets are increased by profits from futures, forwards, and options trading that exceed losses after brokerage commissions, management fees, transaction fees and costs, and common administrative expenses are deducted. Such incentive fee is accrued in each month in which new appreciation occurs. In those months in which new appreciation is negative, previous accruals, if any, during the incentive period are reduced. In those instances in which a limited partner redeems an investment, the incentive fee (if earned through a redemption date) is paid on that redemption to the trading manager in the month of such redemption.

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

DEAN WITTER CORNERSTONE FUNDS

NOTES TO FINANCIAL STATEMENTS
(continued)


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

CORNERSTONE II

                      NET UNREALIZED GAINS
                        ON OPEN CONTRACTS       LONGEST MATURITIES
                  ----------------------------- -------------------
                              OFF-                          OFF-
                  EXCHANGE- EXCHANGE-           EXCHANGE- EXCHANGE-
             YEAR  TRADED    TRADED     TOTAL    TRADED    TRADED
             ---- --------- --------- --------- --------- ---------
                      $         $         $
             2005  239,383    278,660   518,043 Dec. 2006 Mar. 2006
             2004  622,026  1,388,707 2,010,733 Dec. 2005 Mar. 2005

CORNERSTONE III

                     NET UNREALIZED GAINS /
                   (LOSSES) ON OPEN CONTRACTS  LONGEST MATURITIES
                   --------------------------- -------------------
                               OFF-                        OFF-
                   EXCHANGE- EXCHANGE-         EXCHANGE- EXCHANGE-
              YEAR  TRADED    TRADED    TOTAL   TRADED    TRADED
              ---- --------- --------- ------- --------- ---------
                       $         $        $
              2005  730,649   140,482  871,131 Jun. 2007 Mar. 2006
              2004  664,621  (203,093) 461,528 Jun. 2006 Mar. 2005

DEAN WITTER CORNERSTONE FUNDS

NOTES TO FINANCIAL STATEMENTS
(continued)


CORNERSTONE IV

                      NET UNREALIZED GAINS
                        ON OPEN CONTRACTS       LONGEST MATURITIES
                  ----------------------------- -------------------
                              OFF-                          OFF-
                  EXCHANGE- EXCHANGE-           EXCHANGE- EXCHANGE-
             YEAR  TRADED    TRADED     TOTAL    TRADED    TRADED
             ---- --------- --------- --------- --------- ---------
                      $         $         $
             2005    --     1,973,887 1,973,887    --     Mar. 2006
             2004    --     6,347,857 6,347,857    --     Mar. 2005

  The Partnerships have credit risk associated with counterparty nonperformance. As of the date of the financial statement, the credit risk associated with the instruments in which the Partnerships trade is limited to the amounts reflected in the Partnerships' Statements of Financial Condition.

  The Partnerships also have credit risk because Morgan Stanley DW, MS&Co., and/or MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnerships' assets. Exchange-traded futures, forward, and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS&Co., and/or MSIL, each as a futures commission merchant for each Partnership's exchange-traded futures, forward, and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission, to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures, forward, and futures-styled options contracts, which funds, in the aggregate, totaled at December 31, 2005 and 2004 respectively, $12,695,694 and $17,301,303 for Cornerstone II and $23,142,541 and $28,543,893 for Cornerstone III. With respect to each Partnership's off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership

DEAN WITTER CORNERSTONE FUNDS

NOTES TO FINANCIAL STATEMENTS
(continued)

accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnerships are at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. Each Partnership has a netting agreement with MS&Co. These agreements, which seek to reduce both the Partnerships' and MS&Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnerships' credit risk in the event of MS&Co.'s bankruptcy or insolvency.

--------------------------------------------------------------------------------
5. FINANCIAL HIGHLIGHTS

CORNERSTONE II

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE, JANUARY 1, 2005:                                     $4,658.88
                                                                      ---------
NET OPERATING RESULTS:
   Interest Income                                                        99.05
   Expenses                                                             (385.64)
   Realized Loss                                                        (216.88)
   Unrealized Loss                                                      (402.51)
   Proceeds from Litigation Settlement                                     0.60
                                                                      ---------
   Net Loss                                                             (905.38)
                                                                      ---------
NET ASSET VALUE, DECEMBER 31, 2005:                                   $3,753.50
                                                                      =========

FOR THE 2005 CALENDAR YEAR:
RATIOS TO AVERAGE NET ASSETS:
   Net Investment Loss                                                   (7.5)%
   Expenses before Incentive Fees                                        10.0 %
   Expenses after Incentive Fees                                         10.0 %
   Net Loss                                                             (25.0)%
TOTAL RETURN BEFORE INCENTIVE FEES                                      (19.4)%
TOTAL RETURN AFTER INCENTIVE FEES                                       (19.4)%

INCEPTION-TO-DATE RETURN                                                285.0 %
COMPOUND ANNUALIZED RETURN                                                6.6 %

DEAN WITTER CORNERSTONE FUNDS

NOTES TO FINANCIAL STATEMENTS
(concluded)


CORNERSTONE III

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE, JANUARY 1, 2005:                                     $4,218.77
                                                                      ---------
NET OPERATING RESULTS:
   Interest Income                                                        96.39
   Expenses                                                             (304.82)
   Realized Loss                                                        (119.06)
   Unrealized Gain                                                        65.58
   Proceeds from Litigation Settlement                                     4.21
                                                                      ---------
   Net Loss                                                             (257.70)
                                                                      ---------
NET ASSET VALUE, DECEMBER 31, 2005:                                   $3,961.07
                                                                      =========

FOR THE 2005 CALENDAR YEAR:
RATIOS TO AVERAGE NET ASSETS:
   Net Investment Loss                                                   (5.5)%
   Expenses before Incentive Fees                                         8.1 %
   Expenses after Incentive Fees                                          8.1 %
   Net Loss                                                              (7.9)%
TOTAL RETURN BEFORE INCENTIVE FEES                                       (6.1)%
TOTAL RETURN AFTER INCENTIVE FEES                                        (6.1)%

INCEPTION-TO-DATE RETURN                                                306.3 %
COMPOUND ANNUALIZED RETURN                                                6.9 %

CORNERSTONE IV

PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE, JANUARY 1, 2005:                                     $ 7,287.51
                                                                      ----------
NET OPERATING RESULTS:
   Interest Income                                                        151.80
   Expenses                                                              (449.43)
   Realized Loss                                                         (750.70)
   Unrealized Loss                                                       (359.20)
                                                                      ----------
   Net Loss                                                            (1,407.53)
                                                                      ----------
NET ASSET VALUE, DECEMBER 31, 2005:                                   $ 5,879.98
                                                                      ==========

FOR THE 2005 CALENDAR YEAR:
RATIOS TO AVERAGE NET ASSETS:
   Net Investment Loss                                                    (4.9)%
   Expenses before Incentive Fees                                          7.4 %
   Expenses after Incentive Fees                                           7.4 %
   Net Loss                                                              (24.5)%
TOTAL RETURN BEFORE INCENTIVE FEES                                       (19.3)%
TOTAL RETURN AFTER INCENTIVE FEES                                        (19.3)%

INCEPTION-TO-DATE RETURN                                                 503.1 %
COMPOUND ANNUALIZED RETURN                                                10.1 %

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