Form 10-Q
period 2006-03-31
WITTER DEAN CORNERSTONE FUND II
filed 2006-05-11
CIK 736999

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934
For the quarterly period ended March 31, 2006 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities
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

Yes    X        No


Indicate by check-mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ?accelerated filer and large accelerated filer? in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer___Accelerated filer___Non-accelerated filer _X__


Indicate by check-mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No X



       <table>	DEAN WITTER CORNERSTONE FUND II

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	March 31, 2006




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of March 31, 2006
		(Unaudited) and December 31, 2005 ........................ 2

		Statements of Operations for the Quarters
		Ended March 31, 2006 and 2005 	(Unaudited)................. 3

		Statements of Changes in Partners? Capital for the
		Quarters Ended March 31, 2006 and 2005 	(Unaudited).........4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2006 and 2005 (Unaudited)........................5

		Notes to Financial Statements (Unaudited) ............. 6-11

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations ..... 12-22

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk ....................................... 23?35

Item 4.	Controls and Procedures ...............................35


PART II. OTHER INFORMATION

Item 1A.Risk Factors...........................................36

Item 5.	Other Information......................................36

Item 6.	Exhibits............................................36-37





       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	DEAN WITTER CORNERSTONE FUND II
	STATEMENTS OF FINANCIAL CONDITION
	March 31,	December 31,
	        2006        	        2005
	$	$
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Unrestricted cash	9,822,329	11,242,503
	Restricted cash	   1,127,640	    1,213,808

	     Total cash	   10,949,969	   12,456,311

	Net unrealized gain on open contracts (MSIL)	       93,664	       173,143
	Net unrealized gain (loss) on open contracts (MS&Co.)	      (70,876)	       344,900

	     Total net unrealized gain on open contracts	       22,788	       518,043

	     Total Trading Equity	10,972,757	12,974,354

Due from Morgan Stanley DW	       51,169	        11,710
Interest receivable (Morgan Stanley DW)	                        34,535	        35,476

	     Total Assets	11,058,461	 13,021,540

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

Redemptions payable	337,764	333,219
Accrued administrative expenses	36,292	         32,208
Accrued management fees	       32,148	         37,886

   	    Total Liabilities	     406,204	       403,313

Partners? Capital

Limited Partners (3,009.726 and
    3,261.160 Units, respectively)	10,307,831	12,240,749
General Partner (100.567 Units)	      344,426	         377,478

	     Total Partners? Capital	   10,652,257	    12,618,227

	     Total Liabilities and Partners? Capital	   11,058,461	    13,021,540

NET ASSET VALUE PER UNIT	         3,424.84                             3,753.50

	The accompanying notes are an integral part of these financial statements.

       <table>	DEAN WITTER CORNERSTONE FUND II
	STATEMENTS OF OPERATIONS
(Unaudited)

  	   	     For the Quarters Ended March 31,


                                                                         		        2006    	      2005
                                                                               	                      $		          $
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)		   106,410			    82,417

EXPENSES
	Brokerage commissions (Morgan Stanley DW)		177,732	243,706
	Management fees 	   	   104,199	    138,565
	Transaction fees and costs		11,313	15,699
	Common administrative expenses		    11,000	         10,000

		Total Expenses		   304,244	       407,970

NET INVESTMENT LOSS	   (197,834)	     (325,553)

TRADING RESULTS
Trading loss:
	Realized			(383,949)	(1,457,577)
	Net change in unrealized		   (495,255)	   (1,191,677)

   		 Total Trading Results		   (879,204)	   (2,649,254)

NET LOSS 	   (1,077,038)	            (2,974,807)

NET LOSS ALLOCATION

	Limited Partners                                                  		(1,043,986)
(2,899,747)
	General Partner                                                   		(33,052)	 (75,060)

NET LOSS PER UNIT

	Limited Partners                                                  		                (328.66)	(746.36)
	General Partner                                                   		             (328.66)	(746.36)







	The accompanying notes are an integral part of these financial statements.

       <table> DEAN WITTER CORNERSTONE FUND II
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Quarters Ended March 31, 2006 and 2005
	(Unaudited)




			                                                         Units of
			                                                      Partnership	 Limited	     General
			                                                         Interest    	     Partners   	          Partner    	     Total
					$	      $	 $
Partners? Capital,
   December 31, 2004	3,998.749	18,161,153	468,530	18,629,683

Net Loss	?	(2,899,747)	(75,060)	(2,974,807)

Redemptions	    (120.876)	    (482,630)	            ?     	    (482,630)

Partners? Capital,
   March 31, 2005	  3,877.873	 14,778,776	  393,470	 15,172,246





Partners? Capital,
   December 31, 2005	3,361.727	12,240,749	377,478	12,618,227

Net Loss	?	(1,043,986)	(33,052)	(1,077,038)

Redemptions	    (251.434)	    (888,932)	            ?     	    (888,932)

Partners? Capital,
   March 31, 2006	  3,110.293	 10,307,831	  344,426	 10,652,257












The accompanying notes are an integral part of these financial statements.

       <table> 	DEAN WITTER CORNERSTONE FUND II
	STATEMENTS OF CASH FLOWS
(Unaudited)




				   For the Quarters Ended March 31,

				            2006      	      2005
				     $	$
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss		(1,077,038)	(2,974,807)
Noncash item included in net loss:
	Net change in unrealized	495,255	1,191,677

(Increase) decrease in operating assets:
	Restricted cash	86,168	(547,987)
	Due from Morgan Stanley DW	(39,459)	(11,603)
	Interest receivable (Morgan Stanley DW)	941	(1,927)

Increase (decrease) in operating liabilities:
	Accrued administrative expenses	           4,084	           7,646
	Accrued management fees	          (5,738)	          (9,839)

Net cash used for operating activities	     (535,787)	   (2,346,840)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid for redemptions of Units	      (884,387)	     (388,400)

Net cash used for financing activities	      (884,387)	      (388,400)

Net decrease in unrestricted cash	(1,420,174)	(2,735,240)

Unrestricted cash at beginning of period	   11,242,503	   14,047,174

Unrestricted cash at end of period	    9,822,329	   11,311,934







	The accompanying notes are an integral part of these financial statements.



       DEAN WITTER CORNERSTONE FUND II
NOTES TO FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Dean Witter Cornerstone Fund II (the ?Partnership?). The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2005 Annual Report on Form 10-K. Certain prior year amounts relating to cash balances were reclassified on the Statements of Financial Condition and the related Statements of Cash Flows to conform to 2006 presentation. Such reclassifications have no impact on the Partnership?s reported net income (loss).

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

       The Partnership?s general partner is Demeter Management
Corporation (?Demeter?). The non-clearing commodity broker is Morgan Stanley DW Inc. (?Morgan Stanley DW?). The clearing commodity brokers are Morgan Stanley & Co. Incorporated (?MS &
 Co.?) and Morgan Stanley & Co. International Limited (?MSIL?). Demeter, Morgan Stanley DW, MS & Co., and MSIL are wholly-owned subsidiaries of Morgan Stanley. The trading managers to the Partnership are Northfield Trading L.P. (?Northfield?) and John W. Henry & Company, Inc. (?JWH?) (individually, a ?Trading Manager?, or collectively, the ?Trading Managers?).

Effective March 1, 2006, Partnership?s assets, with the consent of Demeter, were reallocated equally between and are traded pursuant to JWH?s International Foreign Exchange Program and Northfield?s Diversified Program. Partnership?s assets are no longer trading pursuant to JWH?s Original Investment Program.

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

The Partnership?s contracts are accounted for on a trade-date basis and marked to market on a daily basis. The Partnership accounts for its derivative investments in accordance with the
       provisions of Statement of Financial Accounting Standards
No. 133, ?Accounting for Derivative Instruments and Hedging Activities? (?SFAS No. 133?). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:

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

                Exchange-  Off-Exchange-             Exchange-  Off-Exchange-
Date             Traded      Traded        Total      Traded       Traded
                   $            $            $

Mar. 31, 2006	319,014	(296,226)	22,788	Dec. 2006	 Jun. 2006
Dec. 31, 2005	239,383	278,660	518,043	Dec. 2006	Mar. 2006

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership's Statements of Financial Condition.



The Partnership also has credit risk because Morgan Stanley DW, MS & Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, forward, and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership?s exchange-traded futures, forward, and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures, forward, and futures-styled options contracts, which funds, in the aggregate, totaled $11,268,983 and $12,695,694 at March 31, 2006 and December 31, 2005, respectively. With respect


       DEAN WITTER CORNERSTONE FUND II
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

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

Results of Operations
General. The Partnership?s results depend on the Trading Managers and the ability of each Trading Manager?s trading program(s) to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership?s operations for the three month periods ended March 31, 2006 and 2005, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Managers trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Managers or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Managers? trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.
       The Partnership?s results of operations set forth in the financial statements on pages 2 through 11 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading profit (loss)? for open (unrealized) contracts, and recorded as ?Realized trading profit
(loss)? when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, brokerage commissions, and transaction fees and costs of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.


       For the Quarter Ended March 31, 2006
The Partnership recorded total trading results including interest income totaling $(772,794) and expenses totaling $304,244, resulting in a net loss of $1,077,038 for the quarter ended March 31, 2006. The Partnership?s net asset value per Unit decreased from $3,753.50 at December 31, 2005 to $3,424.84 at March 31, 2006.

The most significant trading losses of approximately 9.6% were recorded in the currency markets from long U.S. dollar positions versus the Japanese yen, Norwegian krone, and the euro as the value of the U.S. dollar moved lower during January on expectations that a string of increases in interest rates by the U.S. Federal Reserve could possibly come to an end. Also pushing the value of the U.S. dollar lower against its rivals was speculation that China might move to diversify some of its U.S. dollar based assets into other currencies. Additional losses in the currency markets were experienced during February from short positions in the Japanese yen versus the U.S. dollar as the value of the yen moved higher against the U.S. dollar after the release of better-than-expected Japanese machinery orders data and speculation that the Bank of Japan may move to tighten monetary policy in Japan. Losses in the currency markets were also recorded during February from long positions in the euro and the Swiss franc against the U.S. dollar as the value of these currencies declined on renewed speculation for higher U.S. interest rates. Further losses were recorded during March from short positions in euro, Swiss franc, and the Norwegian krone relative to the U.S. dollar as the value of these European currencies moved higher after the release of generally positive economic data from the euro-zone reinforced expectations that European interest rates would continue to rise. The value of the euro then reversed lower against the U.S. dollar amid negative economic data regarding European consumer spending, resulting in losses from newly established long positions. Finally, additional losses were experienced during March from both long and short positions in the Polish zloty against the U.S. dollar as the value of the zloty moved without consistent direction. Within the energy markets, losses of approximately 2.6% were experienced during February from long positions in crude oil and its related products as prices declined after Chinese government authorities announced that China would place an emphasis on prospecting alternative energy sources in the future, reports of larger-than-expected supplies from the International Energy Agency, and mild weather in the Northestern U.S. Further losses in the energy markets were recorded during March from short positions in the aforementioned products as prices strengthened early in the month on supply fears fueled by news of geopolitical tensions in Nigeria and Iran. Smaller losses of approximately 0.1% were incurred in the global interest rate futures markets, primarily during January, from both long and short positions in
       Japanese fixed-income futures as prices experienced short-
term volatile price movement amid uncertainty regarding the future interest rate policy of the Bank of Japan and the U.S. Federal Reserve. A portion of the Partnership?s overall losses for the quarter was offset by gains of approximately 2.6% in the metals markets primarily during January from long futures positions in copper, aluminum, zinc, and nickel as prices strengthened amid news of weak supplies, forecasts for continued buying by China, and acceleration in demand from Japan, Europe, and the U.S. Elsewhere in the metals markets, gains were recorded from long futures positions in silver and gold as precious metals prices moved higher on persistent demand from foreign central banks. Additional gains of approximately 0.4% were recorded in the global stock index futures markets during January from long positions in European stock index futures as prices trended higher on strong corporate earnings, and solid economic data. Smaller gains of approximately 0.1% were experienced in the agricultural markets from long positions in sugar futures as prices trended higher during January, moving to their highest level since 1981 in response to a decline in inventories, as well as increased ethanol demand.


For the Quarter Ended March 31, 2005
The Partnership recorded total trading results including interest income totaling $(2,566,837) and expenses totaling $407,970,
       resulting in a net loss of $2,974,807 for the quarter ended March 31, 2005. The Partnership?s net asset value per Unit decreased from $4,658.88 at December 31, 2004 to $3,912.52 at March 31, 2005.

The most significant trading losses of approximately 17.2% were recorded in the currency sector throughout the quarter from positions in a variety of foreign currencies versus the U.S. dollar. During January, long positions in a variety of foreign currencies, primarily the euro, South African rand, Japanese yen, and Swiss franc, recorded losses after the U.S. dollar?s value reversed sharply higher amid conflicting economic data, positive U.S. economic data, and speculation for higher U.S. interest rates. Finally, the U.S. dollar?s value also advanced during January in response to expectations that the Chinese government would announce postponement of its revaluation of the Chinese yuan for the foreseeable future. During February, long positions in the Singapore dollar against the U.S. dollar experienced losses as the U.S. dollar?s value rose in response to positive sentiment for the Bush Administration?s budget proposal. Relaxed speculation that China would re-value its currency following the Group of Seven (?G-7 countries?) meetings also boosted the U.S. dollar. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. Additional losses were recorded from established short positions in the Singapore dollar, as well as from existing short positions in the euro, Swiss franc, South African rand, and Norwegian krone against the
       U.S. dollar as the U.S. dollar weakened due to concerns for the considerable U.S. Current-Account deficit as expressed by U.S. Federal Reserve Chairman Alan Greenspan. The U.S. dollar weakened further during the remainder of the month due to a larger-than-expected drop in economic indicators and news that South Korea?s Central Bank planned to reduce its U.S. dollar currency reserves. Short European currency positions resulted in losses during early March as their values moved higher amid a sharp rise in German industrial production. Additional losses were recorded from newly established long European currency positions, as well as from existing long positions in the British pound and the Singapore dollar, versus the U.S. dollar after the value of the U.S. dollar reversed sharply higher amid an increase in U.S. interest rates and consumer prices. Additional Partnership losses of approximately 2.7% established in the global interest rate markets occurred primarily during February and March from positions in Japanese and European interest rate futures. During February, long positions resulted in losses as prices reversed lower after positive economic data and expectations for higher interest rates reduced investor demand for fixed-income investments. Short positions held during March recorded losses after prices reversed higher amid overall weakness in global equity markets and the emergence of poor Japanese economic data that signaled the potential for another recession. Losses of approximately 1.3% resulted in the metals markets throughout the quarter from positions in precious metals. During January, long futures positions in gold and silver
       incurred losses after prices declined due to reduced
demand caused by U.S. dollar strength. Short futures positions in precious metals held during February generated losses after prices advanced amid a weaker U.S. dollar. During March, long futures positions in precious metals experienced losses after prices declined amid renewed strength in the U.S. dollar. A portion of the Partnership?s overall losses for the quarter was offset by gains of approximately 4.1% recorded in the energy markets, primarily during February and March, from long positions in crude oil and its related products. Long futures positions benefited during February after prices advanced following International Energy Agency announcements concerning the potential for reduced supply due to increased demand from China. Fears of terror attacks against production facilities in the Middle East, cold weather in the Northeastern U.S., and the perception that OPEC was intent on maintaining higher price levels also boosted prices. Long positions continued to profit during March as prices were bolstered after OPEC oil ministers stated there were no plans to increase output. Also boosting prices was an Energy Information Administration report alerting that U.S. inventories of gasoline and heating oil measured significantly lower-than-expected. The weaker U.S. dollar also triggered crude oil demand early in the month from countries such as Japan and China. Finally, prices soared at the end of March after Goldman Sachs analysts warned oil prices could reach $105 a barrel in the future. Additional sector gains were achieved from long futures positions in natural gas as prices advanced in
       tandem with crude oil prices.  Gains of approximately 0.5%
were recorded in the global stock index markets, primarily during February, from long positions in Pacific Rim and European equity index futures as equity prices moved higher early in the month amid the successful elections in Iraq and lower-than-expected U.S. unemployment data. Long positions in Pacific Rim equity index futures continued to profit as prices drifted higher after positive economic data reflected the potential for future economic growth in the Far East. Finally, stronger-than-expected growth in U.S. Gross Domestic Product pushed global stocks higher as investors welcomed the benefits of an improving global economy. Additional Partnership gains of approximately 0.5% were achieved in the agricultural markets from long futures positions in coffee as prices increased to five-year highs amid news of strong demand and expectations for smaller near-term crops. Speculative buying and concerns for dry weather in Brazilian growing regions also forced prices higher during March causing long positions to profit further.

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

The Partnership?s past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership?s market risk is limited by the uncertainty of its speculative trading. The Partnership?s speculative trading and use of leverage may cause future losses and volatility (i.e., ?risk of ruin?) that far exceed the Partnership?s experiences to date under the ?Partnership?s Value at Risk in Different Market Sectors? section and significantly exceed the Value at Risk (?VaR?) tables disclosed.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at March 31, 2006 and 2005. At March 31, 2006 and 2005, the Partnership?s total capitalization was approximately $11 million and $15 million, respectively.

Primary Market		        March 31, 2006       March 31, 2005
Risk Category       	   Value at Risk        Value at Risk

Equity                         (1.48)%  	             (1.03)%
Interest Rate                  (1.25)  	              (0.89)
Currency                       (1.22)  	              (2.93)
Commodity                      (0.23)        	        (4.71)
Aggregate Value at Risk        (2.38)%               (5.74)%

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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from April 1, 2005 through March 31, 2006.

Primary Market Risk Category	High	   Low	     Average
Equity	(1.48)%	 (0.96)%	(1.22)%

Interest Rate	(1.25)	 (0.33)	(0.79)

Currency	(3.31)	 (1.22)	(2.07)

Commodity	(2.58)	 (0.23)	(1.49)

Aggregate Value at Risk	(4.49)%	 (2.38)%	(3.13)%


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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at March 31, 2005, and for the four quarter-end reporting periods from April 1, 2005 through March 31, 2006. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future
       financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at Morgan Stanley DW; as of March 31, 2006, such amount is equal to approximately 102% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at March 31, 2006, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Equity. The largest market exposure of the Partnership at March 31, 2006, was to the global stock index sector, primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At March 31, 2006, the Partnership?s primary exposures were to the S&P/MIB (Italy), S&P 500 (U.S.), Hang Seng (China), NASDAQ 100 (U.S.), EURO STOX 50 (Europe), DAX (Germany), and FTSE 100 (United Kingdom) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S. and European stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Interest Rate. The second largest market exposure of the Partnership at March 31, 2006 was to the global interest rate sector. Exposure was primarily spread across the European, U.S., and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries interest rates. However, the Partnership also takes futures positions in the government debt of smaller countries - e.g., Australia. Demeter anticipates that the G-7 countries interest rates and Australian interest rates will remain the primary interest rate exposures of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Currency. The third largest market exposure of the Partnership at March 31, 2006 was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership?s primary exposure at March 31, 2006 was to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Commodity.
Energy. At March 31, 2006, the Partnership had market exposure in the energy sector. The Partnership?s primary energy exposure was to futures contracts in natural gas, crude oil and its related products. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns, and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in price resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at March 31, 2006:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at March 31, 2006 were in the euros, Hong Kong dollars, Japanese yen, British pounds, and Canadian dollars. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Managers, separately, attempt to manage the risk of the Partnership?s open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership?s assets among different Trading Managers in a multi-manager Partnership,
       each of whose strategies focus on different market sectors and trading approaches, and by monitoring the performance of the Trading Managers daily. In addition, the Trading Managers establish diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

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



       PART II.  OTHER INFORMATION

Item 1A. RISK FACTORS
Information regarding risk factors appears in Item 2. ?Management?s Discussion and Analysis of Financial Condition and Results of Operations? and Item 3. ?Quantitative and Qualitative Disclosures about Market Risk? of this Form 10-Q. There have been no other material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2005.

Item 5.  OTHER INFORMATION
Management. In connection with the election of new directors to the Board of Directors of Demeter, the following information updates the disclosures in the Partnership?s Form 8-K filed on March 27, 2006 and Form 8-K filed on April 5, 2006:

On April 11, 2006, the National Futures Association approved Mr.
Richard Gueren as a director of Demeter.

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




                        Dean Witter Cornerstone Fund II
                          (Registrant)

                        By: Demeter Management Corporation
                            (General Partner)

May 15, 2006            By: /s/ Kevin Perry
                                Kevin Perry
                                Chief Financial Officer



The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.









- 12 -
- 7 -
DEAN WITTER CORNERSTONE FUND II
NOTES TO FINANCIAL STATEMENTS (CONTINUED)





DEAN WITTER CORNERSTONE FUND II
NOTES TO FINANCIAL STATEMENTS (CONTINUED)



- 39 -

- 13 -
- 38 -