Form 10-Q
period 2006-06-30
MORGAN STANLEY CORNERSTONE FUND II L.P.
filed 2006-08-09
CIK 736999

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q

[X]	Quarterly report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the quarterly period ended June 30, 2006 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from               to

Commission File No. 0-13298

	MORGAN STANLEY CORNERSTONE FUND II L.P.

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

Dean Witter Cornerstone Fund II




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



	       <table> MORGAN STANLEY CORNERSTONE FUND II L.P.


(formerly, Dean Witter Cornerstone Fund II)

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	June 30, 2006




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of June 30, 2006
		(Unaudited) and December 31, 2005 ........................ 2

		Statements of Operations for the Three and Six Months
		Ended June 30, 2006 and 2005 	(Unaudited).................. 3

		Statements of Changes in Partners? Capital for the
		Six Months Ended June 30, 2006 and 2005 	(Unaudited)........4

		Statements of Cash Flows for the Six Months Ended
		June 30, 2006 and 2005 (Unaudited).........................5

		Notes to Financial Statements (Unaudited) ............. 6-11

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations ..... 12-26

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk ....................................... 27-39

Item 4.	Controls and Procedures ...............................39


PART II. OTHER INFORMATION

Item 1A.Risk Factors...........................................40

Item 5.	Other Information...................................40-41

Item 6.	Exhibits...............................................41






       <table> PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

	MORGAN STANLEY CORNERSTONE FUND II L.P.
(formerly, Dean Witter Cornerstone Fund II)
	STATEMENTS OF FINANCIAL CONDITION
	June 30,	December 31,
	        2006        	        2005
	$	$
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Unrestricted cash	9,643,901	11,242,503
	Restricted cash	        420,541	    1,213,808

	     Total cash	   10,064,442	   12,456,311

	Net unrealized gain on open contracts (MS&Co.)	43,210       	       344,900
	Net unrealized gain on open contracts (MSIL)	              ?     	       173,143

	     Total net unrealized gain on open contracts	         43,210	       518,043

	     Total Trading Equity	10,107,652	12,974,354

Interest receivable (Morgan Stanley DW)	                        33,753	        35,476
Due from Morgan Stanley DW	          25,348	         11,710

	     Total Assets	  10,166,753	 13,021,540

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

Redemptions payable	133,213	333,219
Accrued management fees	        29,586	         37,886
Accrued administrative expenses	         22,827	         32,208

   	    Total Liabilities	      185,626	       403,313

Partners? Capital

Limited Partners (2,815.579 and
    3,261.160 Units, respectively)	9,663,425	12,240,749
General Partner (92.567 and
    100.567 Units, respectively)	     317,702	         377,478

	     Total Partners? Capital	   9,981,127	    12,618,227

	     Total Liabilities and Partners? Capital	   10,166,753	    13,021,540
NET ASSET VALUE PER UNIT	       3,432.13                             3,753.50

	The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY CORNERSTONE FUND II L.P.
(formerly, Dean Witter Cornerstone Fund II)
	STATEMENTS OF OPERATIONS
(Unaudited)


                           For the Three Months	                       For the Six Months
  	                  Ended June 30,     	                        Ended June 30,

                          2006   	        2005    	       2006   	    2005
                             $	               $	           $ 	 $
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)	   102,983		        81,066 		    209,393		           163,483

EXPENSES
	Brokerage commissions (Morgan Stanley DW)	167,425	202,047	345,157		445,753
	Management fees	      94,124	    122,392	 198,323		   260,957
	Common administrative expenses	        12,000	        10,000    	     23,000		        20,000
	Transaction fees and costs	        11,226	        14,928	      22,539		        30,627

		   Total Expenses 	    284,775	      349,367		    589,019	        757,337

NET INVESTMENT LOSS 	    (181,792)	     (268,301)	   (379,626)		     (593,854)

TRADING RESULTS
Trading profit (loss):
	Realized	 211,555	(522,534)	(172,394)		(1,980,111)
	Net change in unrealized	      20,422	        54,082 	    (474,833)		      (1,137,595)

	           Total Trading Results	    231,977	     (468,452)	   (647,227)		  (3,117,706)

NET INCOME (LOSS)	      50,185	     (736,753)	    (1,026,853)		    (3,711,560)

NET INCOME (LOSS) ALLOCATION

	Limited Partners	 48,045	  (717,964)	(995,941)		(3,617,711)
	General Partner 	                      2,140	(18,789)	(30,912)		(93,849)


NET INCOME (LOSS) PER UNIT

	Limited Partners                                                	7.29	            (186.83)	(321.37)	(933.19)
	General Partner                                                 	7.29               (186.83)	(321.37)	(933.19)





	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY CORNERSTONE FUND II L.P.
(formerly, Dean Witter Cornerstone Fund II)
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Six Months Ended June 30, 2006 and 2005
	(Unaudited)




			                                                         Units of
			                                                      Partnership	 Limited	     General
			                                                         Interest    	     Partners   	          Partner    	     Total
					$	      $	 $
Partners? Capital,
   December 31, 2004	3,998.749	18,161,153	468,530	18,629,683

Net Loss	?	(3,617,711)	(93,849)	(3,711,560)

Redemptions	    (280.548)	    (1,065,264)	            ?     	    (1,065,264)

Partners? Capital,
   June 30, 2005	  3,718.201	 13,478,178	  374,681	 13,852,859





Partners? Capital,
   December 31, 2005	3,361.727	12,240,749	377,478	12,618,227

Net Loss	?	(995,941)	(30,912)	(1,026,853)

Redemptions	    (453.581)	   (1,581,383)	       (28,864)	    (1,610,247)

Partners? Capital,
   June 30, 2006	  2,908.146	 9,663,425	  317,702	 9,981,127









The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY CORNERSTONE FUND II L.P.
(formerly, Dean Witter Cornerstone Fund II)
	STATEMENTS OF CASH FLOWS
(Unaudited)




				   For the Six Months Ended June 30,

				            2006      	      2005
				     $	$

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		(1,026,853)	(3,711,560)
Noncash item included in net loss:
	Net change in unrealized	474,833	1,137,595

(Increase) decrease in operating assets:
	Restricted cash	793,267	1,225,219
	Interest receivable (Morgan Stanley DW)	1,723	(1,003)
	Due from Morgan Stanley DW	(13,638)	7,970

Decrease in operating liabilities:
	Accrued management fees	           (8,300)	         (13,771)
	Accrued administrative expenses	           (9,381)	           (7,322)

Net cash provided by (used for) operating activities	        211,651	   (1,362,872)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid for redemptions of Units	    (1,810,253)	     (995,948)

Net cash used for financing activities	    (1,810,253)	      (995,948)

Net decrease in unrestricted cash	(1,598,602)	(2,358,820)

Unrestricted cash at beginning of period	   11,242,503	   14,047,174

Unrestricted cash at end of period	    9,643,901	   11,688,354






	The accompanying notes are an integral part of these financial statements.



       MORGAN STANLEY CORNERSTONE FUND II L.P.
(formerly, Dean Witter Cornerstone Fund II)
NOTES TO FINANCIAL STATEMENTS
June 30, 2006
(Unaudited)

The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Cornerstone Fund II L.P. (formerly known as Dean Witter Cornerstone Fund II) (the ?Partnership?). The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2005 Annual Report on Form 10-K. Certain prior year amounts relating to cash balances were reclassified on the Statements of Financial Condition and the related Statements of Cash Flows to conform to 2006 presentation. Such reclassifications have no impact on the Partnership?s reported net income (loss).

1.  Organization
Morgan Stanley Cornerstone Fund II L.P. (formerly known as Dean Witter Cornerstone Fund II) is a New York limited partnership organized in 1983 to engage in the speculative trading of futures contracts, options on futures contracts, and forward contracts on foreign currencies and other commodity interests. The Partnership is one of the Morgan Stanley Cornerstone Funds, comprised of the Partnership, Morgan Stanley Cornerstone Fund III L.P., and Morgan Stanley Cornerstone Fund IV L.P..
       MORGAN STANLEY CORNERSTONE FUND II L.P.
(formerly, Dean Witter Cornerstone Fund II)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Effective July 21, 2006 Dean Witter Cornerstone Fund II was renamed to Morgan Stanley Cornerstone Fund II L.P.

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

       MORGAN STANLEY CORNERSTONE FUND II L.P.
(formerly, Dean Witter Cornerstone Fund II)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The Partnership?s contracts are accounted for on a trade-date basis and marked to market on a daily basis. The Partnership
       MORGAN STANLEY CORNERSTONE FUND II L.P.
(formerly, Dean Witter Cornerstone Fund II)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

accounts for its derivative investments in accordance with the provisions of Statement of Financial Accounting Standards No. 133, ?Accounting for Derivative Instruments and Hedging Activities? (?SFAS No. 133?). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:

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

The net unrealized gains on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the Statements of Financial Condition, and their longest contract maturities were as follows:





       MORGAN STANLEY CORNERSTONE FUND II L.P.
(formerly, Dean Witter Cornerstone Fund II)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                        Net Unrealized Gains
                         On Open Contracts                Longest Maturities

                Exchange-  Off-Exchange-             Exchange-  Off-Exchange-
Date             Traded      Traded        Total      Traded       Traded
                   $            $            $

Jun. 30, 2006	42,903	307	43,210	Dec. 2007	Sep. 2006
Dec. 31, 2005	239,383	278,660	518,043	Dec. 2006	Mar. 2006

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership's Statements of Financial Condition.



The Partnership also has credit risk because Morgan Stanley DW, MS & Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, forward, and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership?s exchange-traded futures, forward, and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded


       MORGAN STANLEY CORNERSTONE FUND II L.P.
(formerly, Dean Witter Cornerstone Fund II)
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

futures, forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures, forward, and futures-styled options contracts, which funds, in the aggregate, totaled $10,107,345 and $12,695,694 at June 30, 2006 and December 31, 2005, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership?s and MS & Co.?s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS & Co.?s bankruptcy or insolvency.



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

Results of Operations
General. The Partnership?s results depend on the Trading Managers and the ability of each Trading Manager?s trading program(s) to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership?s operations for the three and six month periods ended June 30, 2006 and 2005, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Managers trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Managers or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Managers? trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.
       The Partnership?s results of operations set forth in the financial statements on pages 2 through 11 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading profit (loss)? for open (unrealized) contracts, and recorded as ?Realized trading profit (loss)? when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, brokerage commissions, and transaction fees and costs of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.


       For the Three and Six Months Ended June 30, 2006
The Partnership recorded total trading results including interest income totaling $334,960 and expenses totaling $284,775, resulting in net income of $50,185 for the three months ended June 30, 2006. The Partnership?s net asset value per Unit increased from $3,424.84 at March 31, 2006 to $3,432.13 at June 30, 2006.

The most significant trading gains of approximately 1.3% were recorded in the global interest rate markets from short positions in U.S. and European fixed-income investments as prices trended lower. In the U.S. interest rate markets, prices declined in April following the release of stronger-than-expected economic data. Similarly in Europe, rising equity prices, strong economic growth and concerns about rising oil prices pressured European fixed-income futures prices lower. U.S fixed-income futures prices continued to move lower into May amid higher-than-forecasted manufacturing and construction data and a sixteenth consecutive interest rate hike by the U.S. Federal Reserve. A portion of the Partnership?s gains in the second quarter was offset by losses of approximately 0.9% in the global equity index market from long positions in U.S. and European stock index futures as equity prices reversed lower during May and continued falling into June. The weakness in the equity markets was attributed to inflation fears and uncertainty regarding global interest rate policies. Losses of approximately 0.6% were incurred in the energy sector from short positions in natural gas
       futures as prices moved higher in April on fears of a possible supply shortage. In June, newly established long positions in natural gas futures recorded additional losses as prices reversed higher on reports from the U.S. Department of Energy showing higher domestic inventories and fears of a slowing global economy. Smaller losses of approximately 0.2% were recorded in the currency sector from short positions in the Japanese yen and Australian dollar relative to the U.S. dollar as the U.S. dollar weakened in April on news that foreign central banks, including Russia, Sweden and several Middle Eastern central banks, were diversifying their currency reserves away from the U.S. dollar. Also pressuring the value of the U.S. dollar lower were concerns over the steep U.S. trade deficit and speculation that the U.S. Federal Reserve may be near the end of its interest rate tightening campaign. In addition to the U.S. dollar weakening, the Japanese yen strengthened on speculation of a possible Bank of Japan interest rate hike, while the Australian dollar moved higher on an unexpected interest rate hike by the Reserve Bank of Australia in May. Additional losses were incurred from long positions in the British pound relative to the U.S dollar as the U.S. dollar reversed higher in June after hawkish comments from several U.S. Federal Reserve officials, including U.S. Federal Reserve Chairman Ben Bernanke, implied another interest rate hike was necessary to help contain rising inflation. The value of the U.S. dollar continued to move higher
       leading up to the seventeenth consecutive interest rate hike by the U.S. Federal Reserve on June 29th. Conversely, the value of the British pound declined further against its major rivals on economic data showing the unemployment rate in the United Kingdom at its highest level since September 2002.


The Partnership recorded total trading results including interest income totaling $(437,834) and expenses totaling $589,019, resulting in a net loss of $1,026,853 for the six months ended
June 30, 2006. The Partnership?s net asset value per Unit decreased from $3,753.50 at December 31, 2005 to $3,432.13 at June 30, 2006.

The most significant trading losses of approximately 9.8% were experienced in the currency markets from long U.S. dollar positions versus the Japanese yen and Australian dollar. During April and May, the U.S. dollar moved lower on news that foreign central banks are beginning to diversify their currency reserves away from U.S. dollar-denominated assets, as well as uncertainty regarding the future of the U.S. Federal Reserve?s interest rate tightening campaign. The Japanese yen moved higher against the U.S. dollar during January and February as strong economic data out of the region increased speculation that the Bank of Japan will raise interest rates. During April, the Japanese yen strengthened on speculation of a possible Bank of Japan interest rate hike, while the Australian dollar moved higher on an
       unexpected interest rate hike by the Reserve Bank of
Australia in May. Losses of approximately 3.2% were experienced in the energy sector during February from long futures positions in crude oil and its related products as prices declined after Chinese government authorities announced that China would place an emphasis on prospecting alternative energy sources in the future, reports of larger-than-expected supplies from the International Energy Agency, and mild weather in the U.S. Northeast. Additional losses in the energy sector were recorded during March from short futures positions in the aforementioned products as prices strengthened early in the month on supply fears fueled by news of geopolitical tensions in Nigeria and Iran. Further losses were incurred from long futures positions in crude oil and its related products in May and June as prices declined on reports of domestic inventory levels at eight-year highs, the news of the death of Iraqi insurgent leader Abu Musab al-Zarqawi, and positive steps taken regarding the nuclear standoff between the U.S. and Iran. Smaller losses, approximately 0.5%, were recorded in the global stock index sector from long positions in U.S. and Japanese equity index futures. During February, Japanese equity markets moved lower on uncertainty regarding the future of the interest rate policy of the Bank of Japan. Additional losses in the global stock index futures markets were recorded during March from long positions in S&P 500 Index futures as prices moved lower early in the month amid disappointing readings of U.S. housing, consumer confidence, and the Chicago purchasing managers index data. U.S. equity markets
       further weakened in May on inflation fears and uncertainty regarding global interest rate policy. A portion of the Partnership?s losses in the first six months of the year was partially offset by gains of approximately 2.6% experienced in the metals markets, primarily during January, from long futures positions in copper, aluminum, zinc, and nickel as prices strengthened amid news of weak supplies, forecasts for continued buying by China, and acceleration in demand from Japan, Europe and the U.S. Elsewhere in the metals markets, gains were recorded from long futures positions in silver and gold as precious metals prices moved higher in January on persistent demand from foreign central banks. Gains of approximately 1.3% were recorded in the global interest rate sector from short positions in U.S. and European fixed-income investments as prices trended lower throughout April. In the U.S. markets, prices declined following the release of stronger-than-expected economic data. Similarly in Europe, rising equity prices and strong economic growth pressured European fixed-income futures prices lower. U.S fixed-income futures prices continued to move lower into May amid higher-than-forecasted manufacturing and construction data and a sixteenth consecutive interest rate hike by the U.S. Federal Reserve. Smaller gains of approximately 0.1% were experienced in the agricultural markets from long positions in sugar futures as prices trended higher during January, moving to their highest level since 1981 in response to a decline in inventories, as well as increased ethanol demand.

For the Three and Six Months Ended June 30, 2005
The Partnership recorded total trading results including interest income totaling $(387,386) and expenses totaling $349,367, resulting in a net loss of $736,753 for the three months ended
June 30, 2005. The Partnership?s net asset value per Unit decreased from $3,912.52 at March 31, 2005 to $3,725.69 at June
30, 2005.

The most significant trading losses of approximately 10.3% were recorded in the energy sector primarily during April and June. During April, long futures positions in crude oil and its related products resulted in losses as prices reversed sharply lower after U.S. government data pointed to greater refinery production, slower demand growth forecasts, and news of growing supplies. Elsewhere in the energy markets, losses resulted from long natural gas positions as prices declined with crude oil prices. During June, losses were recorded from positions in natural gas, crude oil, and its related products as short futures positions held early in the month resulted in losses as prices strengthened on supply-related concerns. Later in June, long crude oil futures positions experienced losses after prices declined amid reports of slowing demand from China and reduced concerns for U.S. supply disruptions. News of negligible production interruptions from the Gulf of Mexico caused natural gas prices to rise, thus resulting in losses for short positions. Additional losses of approximately 2.9% were incurred in the
       metals markets during April and May from long futures positions in base and precious metals as prices fell due to news of increased supply, fears of weak demand due to slower economic growth, and strength in the U.S. dollar. Losses during June resulted from long futures positions in base metals, such as copper and nickel, as prices weakened in response to rumors of reduced demand from China. Short futures positions in precious metals also incurred losses after prices reversed higher at mid-month as demand increased in response to temporary U.S. dollar weakness. In the global stock indices, losses of approximately 2.1% were recorded primarily during April from long positions in Pacific Rim and European stock index futures as prices declined amid concerns for global economic growth and higher oil prices. Losses of approximately 1.9% experienced in the agricultural markets stemmed primarily from positions in corn. During April, long futures positions in corn experienced losses after prices fell amid favorable weather in U.S. growing regions. Losses incurred during May stemmed from short positions after corn prices increased due to weather-related concerns. Losses were also recorded during June from long futures positions in corn as prices dropped amid expectations of greater crop yields. A portion of the Partnership?s overall losses for the quarter was offset by gains of approximately 10.1% in the currency markets achieved primarily during May and June from short positions in the euro, Japanese yen, and Swiss franc versus the U.S. dollar as the U.S. dollar?s value increased after China downplayed rumors of a move toward a flexible exchange rate. Later in the month,
       the euro?s value declined further on weaker-than-expected
French economic news, while below-consensus Japanese economic data pushed the yen?s value lower. Gains were also experienced during May from long positions in the Mexican peso and Brazilian real versus the U.S. dollar as the values of these currencies moved higher after Mexico?s Central Bank representatives declined to change Mexico?s monetary policy and Brazil?s Minister of Finance reported increased foreign investment in Brazil. Short positions in the euro, as well as the Japanese yen, benefited during June as euro weakness resulted from market pessimism for the future of Europe?s integration while weakness in the yen, stemmed from data indicating economic weakness. Additional gains of approximately 3.3% were recorded in the global interest rate markets primarily during May from long positions in European interest rate futures as fixed income prices trended higher amid greater demand for safe-haven investments due to uncertainty regarding significant hedge fund trading losses, European Central Bank rejections for increases in European interest rates, and concerns for Europe?s integration process.

The Partnership recorded total trading results including interest income totaling $(2,954,223) and expenses totaling $757,337, resulting in a net loss of $3,711,560 for the six months ended June 30, 2005. The Partnership?s net asset value per Unit decreased from $4,658.88 at December 31, 2004 to $3,725.69 at June 30, 2005.

       The most significant trading losses of approximately 8.9%
were experienced in the currency markets primarily during the first quarter. During January, long positions in a variety of foreign currencies, primarily the South African rand, Swiss franc, euro, and Singapore dollar, recorded losses after the U.S. dollar?s value reversed higher amid positive U.S. economic data and speculation for higher U.S. interest rates. During February, long positions in the Singapore dollar against the U.S. dollar experienced losses as the U.S. dollar?s value rose in response to positive sentiment for the Bush Administration?s budget proposal. Relaxed speculation that China would re-value its currency following the Group of Seven (?G-7?) countries? meetings also boosted the U.S. dollar. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy and Canada. Additional losses were recorded from newly-established short positions in the Singapore dollar, as well as from existing short positions in the South African rand, Swiss franc, and euro, against the U.S. dollar as the U.S. dollar weakened due to U.S. Current-Account deficit concerns. In early March, short European currency positions resulted in losses as their values moved higher amid a sharp rise in German industrial production. Additional losses were recorded from newly-established long euro positions, as well as from existing long positions in the British pound and the Singapore dollar, versus the U.S. dollar after the value of the U.S. dollar reversed sharply higher amid an increase in U.S. interest rates and consumer prices. Additional Partnership losses of approximately 6.6% established in the energy markets
       occurred during January, April, and June.  During January, short futures positions in crude oil incurred losses after prices increased amid speculation that OPEC would move to cut production. Forecasts for cold winter weather in the Northeastern U.S. resulted in further losses. Newly-established long futures positions in crude oil experienced additional losses after prices declined later during January on new rumors that OPEC would not cut production, thereby increasing global supply. Long futures positions in crude oil and its related products continued to incur losses during April as prices reversed sharply lower amid rising supplies and slower demand. Additional losses within the energy markets resulted from long natural gas positions as prices declined with crude oil prices. During June, losses were recorded from futures positions in natural gas, crude oil, and its related products as prices remained volatile due to concerns regarding supply and demand. Losses of approximately 4.2% resulted in the metals markets throughout the first and second quarters from positions in both precious and base metals as prices in the markets experienced choppiness amid volatility in the value of the U.S. dollar and a negative outlook in demand. Losses of approximately 1.6% incurred in the global stock indices resulted primarily during April from long positions in Pacific Rim and European stock index futures as equity prices declined amid concerns for global economic growth and higher oil prices. Losses of approximately 1.5% were recorded in the agricultural markets during the second quarter from positions in corn futures. During April, long futures positions in corn experienced losses
       after prices fell amid favorable weather in U.S. growing regions. Losses incurred during May stemmed from short futures positions in corn and long futures positions in cotton after corn prices increased due to weather-related concerns. Losses were also recorded during June from long futures positions in corn and cocoa after corn prices dropped amid expectations of greater crop yields. A portion of the Partnership?s overall losses was offset by gains of approximately 0.5% achieved in the global interest rate markets, largely during May, from long positions in European interest rate futures as fixed income prices increased amid greater demand for safe-haven investments amid uncertainty regarding hedge fund trading, European Central Bank rejections for increases in interest rates, and concerns for Europe?s integration process.



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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at June 30, 2006 and 2005. At June 30, 2006 and 2005, the Partnership?s total capitalization was approximately $10 million and $14 million, respectively.

Primary Market		        June 30, 2006        June 30, 2005
Risk Category       	   Value at Risk        Value at Risk

Currency                        (1.54)% 	             (3.31)%
Interest Rate                   (1.00)	               (1.15)
Equity 	(0.14)	         (1.15)
Commodity                       (0.31)       	        (2.58)
Aggregate Value at Risk         (1.93)%              (4.49)%

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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from July 1, 2005 through June 30, 2006.

Primary Market Risk Category	High	   Low	     Average
Currency	(2.03)%	(1.22)%	(1.63)%

Interest Rate	(1.25)	(0.33)	(0.75)

Equity	(1.48)	(0.14)	(0.96)

Commodity	(2.07)	(0.23)	(0.92)


Aggregate Value at Risk	(3.16)%	(1.93)%	(2.49)%


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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at June 30, 2005, and for the four quarter-end reporting periods from July 1, 2005 through July 30, 2006. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future
       financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at Morgan Stanley DW; as of June 30, 2006, such amount is equal to approximately 100% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at June 30, 2006, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency. The largest market exposure of the Partnership at June 30, 2006 was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership?s primary exposure at June 30, 2006 was to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Interest Rate. The second largest market exposure of the Partnership at June 30, 2006 was to the global interest rate sector. Exposure was primarily spread across the U.S., European, and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries? interest rates. Demeter anticipates that the G-7 countries? interest rates will remain the primary interest rate
       exposures of the Partnership for the foreseeable future.
The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Equity. At June 30, 2006, the Partnership had market exposure to the global stock index sector, primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At June 30, 2006, the Partnership?s primary exposures were to the S&P/MIB (Italy), S&P 500 (U.S.), NASDAQ 100 (U.S.), FTSE 100 (United Kingdom), and TAIWAN (Taiwan) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., European, and Asian stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Commodity.
Energy. The third largest market exposure of the Partnership at June 30, 2006 was to the energy sector. The Partnership?s primary energy exposure was to futures contracts in crude oil and its related products, as well as natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns, and other economic fundamentals.
       Significant profits and losses, which have been
experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in price resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2006:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at June 30, 2006 were in the euros, Hong Kong dollars, Japanese yen, British pounds, and Canadian dollars. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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



       PART II.  OTHER INFORMATION

Item 1A. RISK FACTORS
Information regarding risk factors appears in Item 2. ?Management?s Discussion and Analysis of Financial Condition and Results of Operations? and Item 3. ?Quantitative and Qualitative Disclosures about Market Risk? of this Form 10-Q. There have been no other material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2005 and the Partnership?s Report on Form 10-Q for the quarter ended March 31, 2006.

Item 5.  OTHER INFORMATION
Management. In connection with the election of new directors to the Board of Directors of Demeter, the following information updates the disclosures in the Partnership?s Form 8-K filed on March 27, 2006 and Form 8-K filed on April 5, 2006:

On May 11, 2006, the National Futures Association approved Mr.
Walter Davis, Mr. Michael McGrath, and Mr. Andrew Saperstein as directors of Demeter.

On July 20, 2006, the National Futures Association approved Mr.
Walter Davis as an associated person of Demeter.

       Effective July 21, 2006, Dean Witter Cornerstone Fund II
was renamed to Morgan Stanley Cornerstone Fund II L.P.

Item 6.  EXHIBITS
31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the Partnership, pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.

32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

32.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                        Morgan Stanley Cornerstone Fund II L.P.
                        (Registrant)

                        By: Demeter Management Corporation
                            (General Partner)

August 14, 2006         By: /s/ Kevin Perry
                                Kevin Perry
                                Chief Financial Officer



The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.











       				 EXHIBIT 31.01
CERTIFICATIONS

I, Walter Davis, President of Demeter Management Corporation
(?Demeter?), the general partner of the registrant, Morgan Stanley Cornerstone Fund II L.P., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the
registrant;

 2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other
financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant?s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-
15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

  a)	Designed such disclosure controls and procedures, or caused
such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

  b)	Designed such internal control over financial reporting, or
caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

  c)Evaluated the effectiveness of the registrant?s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

  d)Disclosed in this report any change in the registrant?s internal control over financial reporting that occurred during the registrant?s most recent fiscal quarter (the registrant?s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant?s internal control over financial reporting; and

5. The registrant?s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant?s auditors and the audit committee of Demeter?s board of directors (or persons performing the equivalent functions):

  a)All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant?s ability to record, process, summarize and report financial information; and

  b)Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant?s internal control over financial reporting.





 Date:  August 14, 2006		 /s/	Walter Davis         ___
                               	Walter Davis
                            		President,
                            		Demeter Management Corporation,
					    		general partner of the registrant




        		 			  EXHIBIT 31.02
CERTIFICATIONS

I, Kevin Perry, Chief Financial Officer of Demeter Management
Corporation (?Demeter?), the general partner of the registrant, Morgan Stanley Cornerstone Fund II L.P., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the
registrant;

 2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other
financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant?s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-
15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

  a)	Designed such disclosure controls and procedures, or caused
such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

  b)	Designed such internal control over financial reporting, or
caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

 c)	Evaluated the effectiveness of the registrant?s disclosure
controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

 d)	Disclosed in this report any change in the registrant?s
internal control over financial reporting that occurred during the registrant?s most recent fiscal quarter (the registrant?s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant?s internal control over financial reporting; and

5. The registrant?s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant?s auditors and the audit committee of Demeter?s board of directors (or persons performing the equivalent functions):

   a)	All significant deficiencies and material weaknesses in the
design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant?s ability to record, process, summarize and report financial information; and

   b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant?s internal control over financial reporting.






Date:  August 14, 2006 		 /s/	Kevin Perry
                           	 	Kevin Perry
                            		Chief Financial Officer,
                            		Demeter Management Corporation,
					    		general partner of the registrant

	EXHIBIT 32.01


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Morgan Stanley Cornerstone Fund II L.P. (the ?Partnership?) on Form 10-Q for the period ended June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the ?Report?), I, Walter Davis, President, Demeter Management Corporation, the general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:
(1)	The Report fully complies with the requirements of Section
13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.






By: /s/ Walter Davis

Name:   Walter Davis
Title:  President

Date:   August 14, 2006


		      			EXHIBIT 32.02


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Morgan Stanley Cornerstone Fund II L.P. (the ?Partnership?) on Form 10-Q for the period ended June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the ?Report?), I, Kevin Perry, Chief Financial Officer, Demeter Management Corporation, the general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:
(1)	The Report fully complies with the requirements of Section
13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.







By: /s/ Kevin Perry

Name:	   Kevin Perry
Title:  Chief Financial Officer

Date:	August 14, 2006











DEAN WITTER CORNERSTONE FUND II
NOTES TO FINANCIAL STATEMENTS (CONTINUED)