Form 10-Q
period 2006-09-30
MORGAN STANLEY CORNERSTONE FUND II L.P.
filed 2006-11-09
CIK 736999

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended September 30, 2006 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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


Indicate by check mark whether the registran
 (1) has filed all reports required
to be filed by Section 13 or 15(d) of the
 Securities Exchange Act of 1934 during
the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X        No


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ?accelerated filer and large accelerated filer? in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer___Accelerated filer___Non-accelerated filer _X__


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No X



       <table> 	MORGAN STANLEY CORNERSTONE FUND II L.P.


(formerly, Dean Witter Cornerstone Fund II)

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	September 30, 2006




PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of September 30, 2006
		(Unaudited) and December 31, 2005 ........................ 2

		Statements of Operations for the Three and Nine Months
		Ended September 30, 2006 and 2005 	(Unaudited)............. 3

		Statements of Changes in Partners? Capital for the
		Nine Months Ended September 30, 2006 and 2005 	(Unaudited)..4

		Statements of Cash Flows for the Nine Months Ended
		September 30, 2006 and 2005 (Unaudited)....................5

		Notes to Financial Statements (Unaudited) ............. 6-12

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations ..... 13-29

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk ....................................... 30-42

Item 4.	Controls and Procedures ...............................42


PART II. OTHER INFORMATION

Item 1A.Risk Factors...........................................43

Item 5.	Other Information...................................43-44

Item 6.	Exhibits...............................................45





       <table> PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

	MORGAN STANLEY CORNERSTONE FUND II L.P.
(formerly, Dean Witter Cornerstone Fund II)
	STATEMENTS OF FINANCIAL CONDITION
	September 30,	December 31,
	        2006        	        2005
	$	$
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Unrestricted cash	8,526,928	11,242,503
	Restricted cash	        651,914	    1,213,808

	     Total cash	     9,178,842	   12,456,311

	Net unrealized gain on open contracts (MS&Co.)	174,010       	       344,900
	Net unrealized gain on open contracts (MSIL)	         ?  	       173,143

	     Total net unrealized gain on open contracts	        174,010	       518,043

	     Total Trading Equity	9,352,852	12,974,354

Due from Morgan Stanley DW	44,055	         11,710
Interest receivable (Morgan Stanley DW)	                                  30,269	         35,476

	     Total Assets	    9,427,176	 13,021,540

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

Redemptions payable	80,594	333,219
Accrued management fees	        27,427	         37,886
Accrued administrative expenses	         23,551	         32,208

   	    Total Liabilities	       131,572	       403,313
Partners? Capital

Limited Partners (2,670.226 and
    3,261.160 Units, respectively)	8,984,156	12,240,749
General Partner (92.567 and
    100.567 Units, respectively)	       311,448	         377,478

	     Total Partners? Capital	     9,295,604	    12,618,227

	     Total Liabilities and Partners? Capital	     9,427,176	    13,021,540

NET ASSET VALUE PER UNIT	                                                          3,364.57
3,753.50

	The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY CORNERSTONE FUND II L.P.
(formerly, Dean Witter Cornerstone Fund II)
	STATEMENTS OF OPERATIONS
(Unaudited)


                    For the Three Months	              For the Nine Months
186:
  	                                                    Ended September 30,                       Ended September 30,

                                         2006   	        2005    	       2006   	    2005
                                        $	               $		           $ 	 $
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)	     94,278		        96,617 		     303,671		           260,100

EXPENSES
	Brokerage commissions (Morgan Stanley DW)	143,709	209,004	488,866		654,757
	Management fees	      83,124	    125,729	 281,447		   386,686
	Common administrative expenses	              13,000	           9,000    	             36,000		         29,000
	Transaction fees and costs	     10,305	           10,352	        32,844		         40,979

		   Total Expenses 	    250,138	      354,085		      839,157	     1,111,422

NET INVESTMENT LOSS 	   (155,860)	     (257,468)	     (535,486)		      (851,322)

TRADING RESULTS
Trading profit (loss):
	Realized	(180,031) 	954,398	(352,425)		(1,025,713)
	Net change in unrealized	    130,800	        33,976 	     (344,033)		      (1,103,619)

	           Total Trading Results	     (49,231)	       988,374	     (696,458)		    (2,129,332)

NET INCOME (LOSS)	   (205,091)	       730,906	  (1,231,944)            (2,980,654)

NET INCOME (LOSS) ALLOCATION

	Limited Partners	(198,837) 	  711,066	(1,194,778)		(2,906,645)
	General Partner 	            (6,254)          	19,840	(37,166)		(74,009)


NET INCOME (LOSS) PER UNIT

	Limited Partners                                                	(67.56)	            197.27	(388.93)	(735.92)
	General Partner                                           	   (67.56)               197.27	(388.93)	(735.92)





	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY CORNERSTONE FUND II L.P.
(formerly, Dean Witter Cornerstone Fund II)
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Nine Months Ended September 30, 2006 and 2005
	(Unaudited)


			                                                         Units of
			                                                      Partnership	 Limited	     General
			                                                         Interest    	     Partners   	          Partner    	     Total
					$	      $	 $
Partners? Capital,
   December 31, 2004                                     3,998.749	18,161,153	468,530	18,629,683

Net Loss                                                                  ?		(2,906,645)	(74,009)
	(2,980,654)

Redemptions                                                    (430.121)		   (1,649,428)	      ?
  (1,649,428)

Partners? Capital,
   September 30, 2005                                    3,568.628		 13,605,080	  394,521
13,999,601




Partners? Capital,
   December 31, 2005	3,361.727	12,240,749	377,478	12,618,227

Net Loss                                                                  ?		(1,194,778)	(37,166)
	(1,231,944)

Redemptions                                                    (598.934)		   (2,061,815)	       (28,864)
  (2,090,679)

Partners? Capital,
   September 30, 2006                                    2,762.793		 8,984,156	  311,448
 9,295,604










The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY CORNERSTONE FUND II L.P.
(formerly, Dean Witter Cornerstone Fund II)
	STATEMENTS OF CASH FLOWS
(Unaudited)




				   For the Nine Months Ended September 30,

				            2006      	      2005
				     $	$
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss		(1,231,944)	(2,980,654)
Noncash item included in net loss:
	Net change in unrealized	344,033	1,103,619

(Increase) decrease in operating assets:
	Restricted cash	561,894	1,175,009
	Due from Morgan Stanley DW	(32,345)	45,465
	Interest receivable (Morgan Stanley DW)	5,207	(5,712)

Decrease in operating liabilities:
	Accrued management fees	    (10,459)           	         (13,203)
	Accrued administrative expenses	        (8,657)	        (11,304)

Net cash used for operating activities	   (372,271)	      (686,780)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid for redemptions of Units	   (2,343,304)	    (1,532,640)

Net cash used for financing activities	   (2,343,304)	     (1,532,640)

Net decrease in unrestricted cash	(2,715,575)	(2,219,420)

Unrestricted cash at beginning of period	  11,242,503	   14,047,174

Unrestricted cash at end of period	   8,526,928	   11,827,754








	The accompanying notes are an integral part of these financial statements.


       MORGAN STANLEY CORNERSTONE FUND II L.P.
(formerly, Dean Witter Cornerstone Fund II)
NOTES TO FINANCIAL STATEMENTS
September 30, 2006
(Unaudited)

The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Cornerstone Fund II L.P. (formerly known as Dean Witter Cornerstone Fund II) (the ?Partnership?). The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2005 Annual Report on Form 10-
K. Certain prior year amounts relating to cash balances were reclassified on the Statements of Financial Condition and the related Statements of Cash Flows to conform to 2006 presentation. Such reclassifications have no impact on the Partnership?s reported net income (loss).

1.  Organization
Morgan Stanley Cornerstone Fund II L.P. (formerly known as Dean Witter Cornerstone Fund II) is a New York limited partnership organized in 1983 to engage in the speculative trading of futures contracts, options on futures contracts, and forward contracts on foreign currencies and other commodity interests. The Partnership is one of the Morgan Stanley Cornerstone Funds, comprised of the Partnership, Morgan Stanley Cornerstone Fund III L.P., and Morgan Stanley Cornerstone Fund IV L.P.
       MORGAN STANLEY CORNERSTONE FUND II L.P.
(formerly, Dean Witter Cornerstone Fund II)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


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

The Partnership?s contracts are accounted for on a trade-date basis and marked to market on a daily basis. The Partnership accounts for its derivative investments in accordance with the
       MORGAN STANLEY CORNERSTONE FUND II L.P.
(formerly, Dean Witter Cornerstone Fund II)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

provisions of Statement of Financial Accounting Standards No.
133, ?Accounting for Derivative Instruments and Hedging
Activities? (?SFAS No. 133?). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:

1)	One or more underlying notional amounts or payment
provisions;
2)	Requires no initial net investment or a smaller initial net
investment than would be required relative to changes in
market factors;
3)	Terms require or permit net settlement.

Generally, derivatives include futures, forward, swap or options contracts, and other financial instruments with similar characteristics such as caps, floors, and collars.

The net unrealized gains on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the Statements of Financial Condition, and their longest contract maturities were as follows:








       MORGAN STANLEY CORNERSTONE FUND II L.P.
(formerly, Dean Witter Cornerstone Fund II)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


                        Net Unrealized Gains
                         On Open Contracts                Longest Maturities

                Exchange-  Off-Exchange-             Exchange-  Off-Exchange-
Date             Traded      Traded        Total      Traded       Traded
                   $            $            $

Sep. 30, 2006	157,802	16,208	174,010	Dec. 2007	Dec. 2006
Dec. 31, 2005	239,383	278,660	518,043	Dec. 2006	Mar. 2006

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership's Statements of Financial Condition.



The Partnership also has credit risk because Morgan Stanley DW, MS & Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, forward, and futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership?s exchange-traded futures, forward, and futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded

       MORGAN STANLEY CORNERSTONE FUND II L.P.
(formerly, Dean Witter Cornerstone Fund II)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

futures, forward, and futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open futures, forward, and futures-styled options contracts, which funds, in the aggregate, totaled $9,336,644 and $12,695,694 at September 30, 2006 and December 31, 2005, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily exchange-required settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS & Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership?s and MS & Co.?s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS & Co.?s bankruptcy or insolvency.


       MORGAN STANLEY CORNERSTONE FUND II L.P.
(formerly, Dean Witter Cornerstone Fund II)
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

4.  New Accounting Developments
In July 2006, the FASB issued FASB Interpretation No. 48, ?Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109? (?FIN 48?). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company?s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for the Partnership as of January 1, 2007. The Partnership is cur-rently evaluating the potential impact of adopting FIN 48.

In September 2006, the FASB issued SFAS No. 157, ?Fair Value Measurements? (?SFAS No. 157?). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Partnership as of January 1, 2008. The Partner-ship is currently evaluating the potential impact of adopting SFAS No. 157.




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

Results of Operations
General. The Partnership?s results depend on the Trading Managers and the ability of each Trading Manager?s trading program(s) to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership?s operations for the three and nine month periods ended September 30, 2006 and 2005, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Managers trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Managers or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Managers? trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

The Partnership?s results of operations set forth in the financial statements on pages 2 through 12 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading profit (loss)? for open (unrealized) contracts, and recorded as ?Realized trading profit
(loss)? when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, brokerage commissions, and transaction fees and costs of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of
       critical accounting policies other than those presently used could reasonably affect reported amounts.


For the Three and Nine Months Ended September 30, 2006
The Partnership recorded total trading results including interest income totaling $45,047 and expenses totaling $250,138, resulting in a net loss of $205,091 for the three months ended September 30, 2006. The Partnership?s net asset value per Unit decreased from $3,432.13 at June 30, 2006 to $3,364.57 at September 30, 2006.

The most significant trading losses of approximately 2.3% were recorded in the currency markets during July from short U.S. dollar positions against the euro as the value of the U.S. dollar moved higher primarily due to a narrower-than-expected U.S. trade deficit. Furthermore, the value of the euro moved lower after the European Central Bank decided to keep interest rates unchanged. Elsewhere in the currency sector, short positions in the South African rand experienced losses during July and August as the value of the rand moved higher against the U.S. dollar amid higher commodity prices and strong economic growth in South Africa. Further losses were incurred from short positions in the Mexican peso versus the U.S. dollar at the beginning of July as the value of the peso reversed higher after Felipe Calderon was declared the winner of the Mexican presidential election. Newly established long positions in the peso incurred additional losses at the end of July as the value of the peso weakened against the
       U.S. dollar, weighed down by fears of a slowing U.S.
economy. In September, losses were incurred from long positions in the Singapore dollar and Mexican peso versus the U.S. dollar as the value of the U.S. dollar increased against these currencies after government reports showed U.S. consumer confidence rebounded and the core consumer price expenditure index hit an eleven-year high. Additionally, the Mexican peso declined after investors expressed concern that a military coup in Thailand would have a ?ripple-effect? on other emerging-market currencies. Within the global interest rate sector, losses of approximately 1.6% were incurred during July from short positions in U.S., British and German fixed-income futures as prices reversed higher on significant geopolitical concerns after North Korea conducted long-range missile tests, terrorist bombings aboard commuter trains in Bombay, India and fears of an escalating conflict in the Middle East. In addition, U.S. interest rate futures prices were pressured higher on investor sentiment that the U.S. Federal Reserve will hold interest rates steady in the near-term, while British and German fixed-income futures prices moved higher on news that the Bank of England and the European Central Bank kept interest rates unchanged. Additional losses were recorded during September from long positions in U.S. fixed-income futures as prices declined during the first half of the month after better-than-expected economic data decreased demand. Elsewhere in the global interest rate sector, short positions in short-term European and British fixed-income futures also incurred losses as prices reversed higher at
       the end of September after reports showed German investor sentiment dropped to a seven-year low and second quarter U.K. Gross Domestic Product growth was revised downward. A portion of the Partnership?s overall losses for the quarter was offset by gains of approximately 1.4% experienced within the energy markets, primarily during September, from short positions in crude oil futures and its related products as prices dropped to a ten-month low amid the discovery of a large oil field in the Gulf of Mexico. Prices were also pressured lower after OPEC cut its demand forecast. Elsewhere in the energy markets, short positions in natural gas futures also recorded gains during September as prices trended lower due to consistent news of increased domestic supply by the U.S. Department of Energy and a calm hurricane season.

The Partnership recorded total trading results including interest income totaling $(392,787) and expenses totaling $839,157, resulting in a net loss of $1,231,944 for the nine months ended September 30, 2006. The Partnership?s net asset value per Unit decreased from $3,753.50 at December 31, 2005 to $3,364.57 at September 30, 2006.

The most significant trading losses of approximately 11.8% were experienced in the currency markets from short positions in the Japanese yen and Swiss franc versus the U.S. dollar as the U.S. dollar trended lower on expectations that a string of increases in interest rates by the U.S. Federal Reserve could possibly come
       to an end.  The Japanese yen moved higher against the U.S.
dollar during January and February as strong economic data out of the region increased speculation that the Bank of Japan would raise interest rates. During April, the Japanese yen strengthened on continued speculation of an interest rate hike by the Bank of Japan, while the Australian dollar moved higher on an unexpected interest rate hike by the Reserve Bank of Australia in May. During April, short positions in the Swiss franc also incurred losses as the value of the franc moved higher against the U.S. dollar on political tensions in the Middle East, which increased the demand for the safe-haven currency. Finally, losses were incurred from long positions in the Brazilian real versus the U.S. dollar during September as the value of the U.S. dollar increased against the real after government reports showed U.S. consumer confidence rebounded during the month and the core consumer price expenditure index hit an eleven-year high. In addition, the Brazilian real declined after investors expressed concern that a military coup in Thailand would have a ?ripple-effect? on other emerging-market currencies. Within the energy markets, losses of approximately 1.9% were incurred during February from long futures positions in crude oil and its related products as prices declined after Chinese government authorities announced that China would place an emphasis on prospecting alternative energy sources in the future, reports of larger-than-expected supplies from the International Energy Agency, and mild weather in the U.S. Northeast. Additional losses in the energy sector were recorded during March from short futures positions as
       prices strengthened early in the month on supply fears fueled by news of geopolitical tensions in Nigeria and Iran. Further losses were incurred from long futures positions in crude oil and its related products in May and June as prices declined on reports of domestic inventory levels at eight-year highs, the news of the death of Iraqi insurgent leader Abu Musab al-Zarqawi, and positive steps taken regarding the nuclear standoff between the U.S. and Iran. Within the global stock index markets, losses of approximately 0.5% were incurred from long positions in U.S. and Japanese equity index futures. During March, S&P 500 Index futures prices moved lower early in the month amid disappointing readings of U.S. housing, consumer confidence, and the Chicago purchasing managers index data. U.S. equity markets further weakened in May on inflation fears and uncertainty regarding global interest rate policy. During February, Japanese equity markets moved lower on uncertainty regarding the future of the interest rate policy of the Bank of Japan. Finally, losses of approximately 0.4% were incurred during January, from both long and short positions in Japanese fixed-income futures as prices experienced short-term volatile price movement amid uncertainty regarding the future interest rate policy of the Bank of Japan. During July, losses were incurred within the global interest rate sector from short positions in British fixed-income futures as prices reversed higher on significant geopolitical concerns after North Korea conducted long-range missile tests, terrorist bombings aboard commuter trains in Bombay, India and fears of an escalating conflict in the Middle East. In addition, British
       fixed-income futures prices moved higher on news that the
Bank of England kept interest rates unchanged in August. Additional losses were recorded from short positions in short-term European and British fixed-income futures as prices reversed higher at the end of September after reports showed German investor sentiment slid to a seven-year low and second quarter U.K. Gross Domestic Product growth was revised downward. A portion of the Partnership?s overall losses for the first nine months of the year was offset by gains of approximately 2.6% in the metals markets, primarily during January, from long futures positions in copper, aluminum, zinc, and nickel as prices strengthened amid news of weak supplies, forecasts for continued buying by China, and acceleration in demand from the U.S., Europe and Japan. Elsewhere in the metals markets, gains were recorded from long futures positions in gold and silver as precious metals prices moved higher in January on persistent demand from foreign central banks. Smaller gains of approximately 0.1% were experienced within the agricultural markets from long positions in sugar futures as prices trended higher during January, moving to their highest level since 1981 in response to a decline in inventories, as well as increased ethanol demand.

For the Three and Nine Months Ended September 30, 2005
The Partnership recorded total trading results including interest income totaling $1,084,991 and expenses totaling $354,085, resulting in net income of $730,906 for the three months ended September 30, 2005. The Partnership?s net asset value per Unit
       increased from $3,725.69 at June 30, 2005 to $3,922.96 at
September 30, 2005.

The most significant trading gains of approximately 11.0% were recorded in the energy markets primarily during August from long futures positions in natural gas, crude oil, and their related products as prices climbed higher throughout the month on supply and demand concerns. After Hurricane Katrina struck the Gulf of Mexico, prices advanced further to touch record highs amid concerns for heavily damaged, or even possibly destroyed, refineries and production facilities. Gains of approximately 2.9% were achieved in the global stock index markets during July from long positions in Pacific Rim and European stock indices as prices increased amid positive economic data out of the U.S. and Japan. Prices continued to strengthen after China reformed its U.S. dollar currency peg policy, leading market participants to conclude that a revaluation in the Chinese yuan would likely ease trade tensions between China, the U.S, Europe, and Japan. Finally, strong corporate earnings out of the European Union and the U.S. resulted in optimistic investor sentiment and pushed prices higher. During September, gains were produced from long positions in Japanese stock index futures as prices increased on positive comments from Bank of Japan Governor Toshihiko Fukui, who said the Japanese economy was in the process of emerging from a soft patch as demonstrated by rising production, improving business sentiment, and a sustained upturn in consumer spending. Additional sector gains resulted from long positions in European
       and U.S. stock index futures as oil prices declined and investors embraced signs that the global economy could move forward despite Hurricane Katrina's devastation of the U.S. Gulf Coast. In the agricultural markets, gains of approximately 1.4% were experienced primarily during July from long futures positions in corn and sugar, and short futures positions in coffee. Corn prices advanced amid hot-dry weather in the U.S. Midwest, while sugar prices rallied on reductions in market supply. Short coffee positions benefited as coffee prices declined in response to export growth from Vietnam. During August, short positions in coffee and cotton experienced gains as prices trended lower amid news of lower global consumption and strong supply. Elsewhere in the agricultural markets, gains were experienced during August from long positions in sugar futures as prices advanced due to speculative buying. Profits of approximately 0.4% were recorded in the metals markets primarily during September from long futures positions in copper as prices strengthened in response to increased global demand from countries such as China and India. A portion of the Partnership?s overall gains for the quarter was offset by losses of approximately 6.1% in the currency markets, primarily during August and September. During August, long U.S. dollar positions against the British pound, Singapore dollar, Swiss franc, and euro incurred losses as the value of the U.S. dollar declined amid higher crude oil prices, lower durable goods, the U.S. trade imbalance, and economic warnings from U.S. Federal Reserve Chairman Alan Greenspan. Short U.S. dollar positions against the
       British pound, Norwegian krone, Swiss franc, and euro held during September recorded losses as the value of the U.S. dollar advanced amid bolstered expectations that the U.S. Federal Reserve would continue to raise interest rates in light of reports of a smaller-than-expected rise in U.S. jobless claims. Meanwhile, the British pound weakened after records of the slowest British economic growth led to expectations for further interest rate cuts by the Bank of England. In addition, the values of European currencies closed lower amid weaker growth forecasts for the European economy and developments of political uncertainty stemming from news that Germany?s incumbent Chancellor, Gerhard Schroeder, would not concede defeat to the opposition leader Angela Merkel in the days after the election. In the global interest rate markets, losses of approximately 3.8% were experienced during July and August from positions in U.S, European, and Japanese interest rate futures. During July, long U.S. interest rate futures positions experienced losses as prices declined following a rise in interest rates and after the U.S. Labor Department released its June employment report. European fixed-income prices declined on strength in regional equity markets, and news of terrorist attacks on the London transport
network also weighed on European bond prices.    Within the
Japanese interest rate markets, losses were recorded as prices declined following positive economic comments on the Japanese economy by the Japanese Ministry of Finance. During August, short positions in U.S. and Japanese fixed-income futures incurred losses as prices reversed higher on worries about the
       global economic impact of Hurricane Katrina.  Within
Japanese interest rate futures markets, a bigger-than-expected decline in Japanese industrial output for July, which clouded prospects for the Japanese economy, also contributed to higher prices. Additional losses were recorded from positions in European interest rate futures as prices moved without consistent direction.

The Partnership recorded total trading results including interest income totaling $(1,869,232) and expenses totaling $1,111,422, resulting in a net loss of $2,980,654 for the nine months ended September 30, 2005. The Partnership?s net asset value per Unit decreased from $4,658.88 at December 31, 2004 to $3,922.96 at September 30, 2005.

The most significant trading losses of approximately 14.5% were experienced in the currency markets primarily during the first quarter. During January, long positions in a variety of foreign currencies, primarily the South African rand, Swiss franc, euro, and Singapore dollar, recorded losses after the U.S. dollar?s value reversed higher amid positive U.S. economic data and speculation for higher U.S. interest rates. During February, long positions in the Singapore dollar against the U.S. dollar experienced losses as the U.S. dollar?s value rose in response to positive sentiment for the Bush Administration?s budget proposal. Relaxed speculation that China would re-value its currency following the Group of Seven (?G-7?) countries meetings also
       boosted the U.S. dollar.  The G-7 countries consist of
France, the U.S., Britain, Germany, Japan, Italy, and Canada. Additional losses were recorded from newly-established short positions in the Singapore dollar, as well as from existing short positions in the South African rand, Swiss franc, and euro, against the U.S. dollar as the U.S. dollar weakened due to U.S. Current-Account deficit concerns. In early March, short European currency positions resulted in losses as their values moved higher amid a sharp rise in German industrial production. Additional losses were recorded from newly-established long euro positions, as well as from existing long positions in the British pound and the Singapore dollar, versus the U.S. dollar after the value of the U.S. dollar reversed sharply higher amid an increase in U.S. interest rates and consumer prices. During August, long U.S. dollar positions against the British pound, Singapore dollar, Swiss franc, and euro incurred losses as the value of the U.S. dollar declined amid higher crude oil prices, lower durable goods orders reported by the U.S. Commerce Department, the U.S. trade imbalance, and economic warnings from U.S. Federal Reserve Chairman Alan Greenspan. Short U.S. dollar positions against the British pound, Norwegian krone, Swiss franc, and euro held during September recorded losses as the value of the U.S. dollar advanced amid bolstered expectations that the U.S. Federal Reserve would continue to raise interest rates. Meanwhile, the British pound weakened after records of the slowest British economic growth led to expectations for further interest rate cuts by the Bank of England. In addition, the values of European
       currencies closed lower amid weaker growth forecasts for the European economy and developments of political uncertainty stemming from news that Germany?s incumbent Chancellor, Gerhard Schroeder, would not concede defeat to the opposition leader Angela Merkel in the days after the election. Additional Partnership losses of approximately 3.8% established in the metals markets throughout the first and second quarters primarily from positions in precious metals as prices in the markets experienced choppiness amid volatility in the value of the U.S. dollar and a negative outlook in demand. In the global interest rate markets, losses of approximately 3.3% resulted during the first and third quarters. During February long positions in Japanese interest rate futures recorded losses as prices reversed lower after positive economic data and expectations for higher interest rates reduced investor demand for fixed-income investments. Newly-established short Japanese positions held during March experienced losses after prices reversed higher amid overall weakness in global equity markets and the emergence of poor Japanese economic data that signaled the potential for another recession. During the third quarter, losses stemmed from positions in U.S and Japanese interest rate futures. During July, long U.S. interest rate futures positions experienced losses as prices declined following a rise in interest rates and after the U.S. Labor Department released its June employment report. Within the Japanese interest rate markets, losses were recorded as prices declined following positive comments on the Japanese economy by the Japanese Ministry of Finance. During
       August, short positions in U.S. and Japanese fixed-income futures incurred losses as prices reversed higher on worries about the global economic impact of Hurricane Katrina. Within Japanese interest rate futures markets, a bigger-than-expected decline in Japanese industrial output for July, which clouded prospects for the Japanese economy, also contributed to higher prices. A portion of the Partnership?s overall losses for the first nine months of the year was offset by gains of approximately 3.7% in the energy markets primarily during the third quarter from long futures positions in natural gas, crude oil, and their related products as prices climbed higher on supply and demand concerns. After Hurricane Katrina struck the Gulf of Mexico, prices advanced further to touch record highs amid concerns for heavily damaged, or even possibly destroyed, refineries and production facilities. Additional gains of approximately 1.2% recorded in the global stock indices were achieved primarily during the third quarter from long positions in European and Pacific Rim stock index futures as prices rose amid positive economic data out of the U.S. and Japan. Prices continued to strengthen after China reformed its U.S. dollar currency peg policy, leading market participants to conclude that a revaluation in the Chinese yuan would likely ease trade
tensions between China, the U.S, Europe, and Japan.   Finally,
strong corporate earnings out of the European Union and the U.S. resulted in optimistic investor sentiment and pushed prices higher. During September, gains were produced from long positions in Japanese stock index futures as prices increased on positive
       economic comments from Bank of Japan Governor Toshihiko
Fukui, improving business sentiment and a sustained upturn in consumer spending. Additional sector gains resulted from long positions in European stock index futures as equity prices increased due to a decline in oil prices.
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

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, forwards, and options are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a
       custody account held at Morgan Stanley DW for the benefit of MS & Co.

The Partnership?s total market risk may increase or decrease as it is influenced by a wide variety of factors, including, but not limited to, the diversification among the Partnership?s open positions, the volatility present within the markets, and the liquidity of the markets.

The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and 15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership typically to be many times the total capitalization of the Partnership.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at September 30, 2006 and 2005. At September 30, 2006 and 2005, the Partnership?s total capitalization was approximately $9 million and $14 million, respectively.

Primary Market          September 30, 2006   September 30, 2005
Risk Category             Value at Risk        Value at Risk

Currency	       (2.05)%      	(2.03)%

Interest Rate	          (1.55)	   (0.43)

Equity	(1.29)	(0.96)

Commodity	(0.53)	(2.07)

Aggregate Value at Risk	      (2.42)%	   (3.16)%


The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents the VaR of the Partnership?s open positions across all the market categories, and is less than the sum of the VaRs for all such
       market categories due to the diversification benefit
across asset classes.

Because the business of the Partnership is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Such changes could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from October 1, 2005 through September 30, 2006.

Primary Market Risk Category	High	   Low	     Average
Currency	(2.05)%	(1.22)%	(1.64)%

Interest Rate	(1.55)	(0.33)	(1.03)

Equity	(1.48)	(0.14)	(1.05)

Commodity	(1.07)	(0.23)	(0.53)


Aggregate Value at Risk	(2.48)%	(1.93)%	(2.30)%


Limitations on Value at Risk as an Assessment of Market Risk
VaR models permit estimation of a portfolio?s aggregate market risk exposure, incorporating a range of varied market risks, reflect risk reduction due to portfolio diversification or hedging
activities, and can cover a wide range of portfolio assets. However, VaR risk measures should be viewed in light of the methodology?s limitations, which include, but may not be limited to the following:
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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at September 30, 2006, and for the four quarter-end reporting periods from October 1, 2005 through September 30, 2006. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at Morgan Stanley DW; as of September 30, 2006, such amount is equal to approximately 95% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s Net
Assets.
       Qualitative Disclosures Regarding Primary Trading Risk
Exposures
The following qualitative disclosures regarding the Partnership?s market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership?s primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Managers for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at September 30, 2006, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency. The largest market exposure of the Partnership at September 30, 2006 was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions, influence these fluctuations. The Partnership?s primary exposure at September 30, 2006 was to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Interest Rate. The second largest market exposure of the Partnership at September 30, 2006 was to the global interest rate sector and was primarily spread across the U.S., European, and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries? interest rates. Demeter anticipates that the G-7 countries? interest rates will remain the primary interest rate exposures of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Equity. At September 30, 2006, the Partnership had exposure to the global stock index sector, primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At September 30, 2006, the Partnership?s primary exposures were to the S&P/MIB (Italy), DAX (Germany), NASDAQ 100 (U.S.), TAIWAN (Taiwan), Euro Stoxx 50 (Europe), S&P 500 (U.S.), and Hang Send (China) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., European, and Asian stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.


Commodity.
Energy. The third largest market exposure of the Partnership at September 30, 2006, was to the energy sector. The Partnership?s primary energy exposure was to futures contracts in crude oil and its related products, as well as natural gas.
 Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns, and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in price resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2006:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at September 30, 2006 were in euros, Hong Kong dollars, Japanese yen, British pounds, and Canadian dollars. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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



       PART II.  OTHER INFORMATION

Item 1A. RISK FACTORS
Information regarding risk factors appears in Item 2. ?Management?s Discussion and Analysis of Financial Condition and Results of Operations? and Item 3. ?Quantitative and Qualitative Disclosures about Market Risk? of this Form 10-Q. There have been no other material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2005 and the Partnership?s Reports on Form 10-Q for the quarters ended March 31, 2006 and June 30, 2006.

Item 5.  OTHER INFORMATION
Management. On September 22, 2006, the following individual was elected as a Director of Demeter. Jacques Chappuis, age 37, is a Director of Demeter, and will be a principal of Demeter, pending approval by and registration with the National Futures Association. Mr. Chappuis is a Managing Director of Morgan Stanley and Head of Alternative Investments for the Global Wealth Management Group. Prior to joining Morgan Stanley in 2006, Mr. Chappuis was Head of Alternative Investments for Citigroup?s Global Wealth Management Group and prior to that a Managing Director at Citigroup Alternative Investments. Before joining Citigroup, Mr. Chappuis was a consultant at the Boston Consulting Group, where he focused on the financial services sector, and a
       corporate finance Associate at Bankers Trust Company.  Mr.
Chappuis received a B.A. degree in finance from Tulane University in 1991 and an MBA in finance, with honors, from the Columbia University Graduate School of Business in 1998.

On November 6, 2006, Mr. Kevin Perry resigned his position as
Chief Financial Officer of Demeter effective November 7, 2006.

On November 7, 2006, the Board of Directors of Demeter appointed Mr. Lee Horwitz as the Chief Financial Officer of Demeter. Lee Horwitz, age 55, is the Chief Financial Officer of Demeter, and will be a principal of Demeter, pending approval by and registration with the National Futures Association. Mr. Horwitz currently serves as an Executive Director and Controller within the Global Wealth Management Group at Morgan Stanley. Mr. Horwitz joined Morgan Stanley in March 1984 and has held a variety of positions throughout Morgan Stanley?s organization during his tenure. Mr. Horwitz received a B.A. degree from Queens College and an MBA from Rutgers University. Mr. Horwitz is a Certified Public Accountant.

Other. Effective July 21, 2006, Dean Witter Cornerstone Fund II was renamed to Morgan Stanley Cornerstone Fund II L.P.

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




                        Morgan Stanley Cornerstone Fund II L.P.
                        (Registrant)

                        By: Demeter Management Corporation
                            (General Partner)

November 14, 2006       By: /s/ Lee Horwitz
                                Lee Horwitz
                                Chief Financial Officer



The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.















DEAN WITTER CORNERSTONE FUND II
NOTES TO FINANCIAL STATEMENTS (CONTINUED)






-