Form 10-K
period 2006-12-31
MORGAN STANLEY CORNERSTONE FUND II L.P.
filed 2007-03-23
CIK 736999

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-K

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 [No Fee Required]
For the year ended December 31, 2006 or

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

	Units of Limited Partnership Interest

	(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.  Yes          No  X

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.  Yes         No    X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X      No  _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant?s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definitions of ?accelerated filer and large accelerated filer? in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer___  Accelerated filer____  Non-accelerated filer __X__

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act).  Yes       No  X

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which Units were sold as of the last business day of the registrant?s most recently completed second fiscal quarter:
$9,663,425 at June 30, 2006.

DOCUMENTS INCORPORATED BY REFERENCE
	(See Page 1)


       <table> MORGAN STANLEY CORNERSTONE FUND II L.P.
(formerly, Dean Witter Cornerstone Fund II)
INDEX TO ANNUAL REPORT ON FORM 10-K
DECEMBER 31, 2006
                              Page No.
DOCUMENTS INCORPORATED BY REFERENCE . . . . . . . . . . . . . . . . .  1

Part I.
	Item 1.	 	Business . . . . . . . . . . . . . . . . . . . . . . ..
..2-6

	Item 1A.	Risk Factors . . . . . . . . . . . . . . . . . . . . . . 6-7

	Item 1B.	Unresolved Staff Comments . . . . . . . . . . . . . . . .  7

	Item 2.		Properties. . . . . . . . . . . . . . . . . . . . . . .
..  7

	Item 3.		Legal Proceedings . . . . . . . . . . . . . . . . . . .
..  7

	Item 4.		Submission of Matters to a Vote of Security Holders . .
..  7

Part II.

	Item 5.		Market for Registrant?s Partnership Units
				and Related Security Holder Matters . . . . . . . . . .
.. .8

	Item 6.		Selected Financial Data . . . . . . . . . . . . . . . .
.. .9

	Item 7.		Management?s Discussion and Analysis of Financial
			Condition and Results of Operations . . . . . . . . . .10-33


	Item	 7A.		Quantitative and Qualitative Disclosures About
				Market Risk. . . . . . . . . .  . . . . . . . . . . .
33-46

	Item 8.		Financial Statements and Supplementary Data. . . . . . .
..47

	Item 9.		Changes in and Disagreements with Accountants on
			Accounting and Financial Disclosure . . . . . . . . . . . 47

	Item 9A.	Controls and Procedures . . . . . . . . . . . . . . . .48-50

	Item 9B.	Other Information . . . . . . . . . . . . . . . . . . . . 50

Part III.

	Item 10.		Directors, Executive Officers and Corporate
			Governance . . . . . . . . . . . . . . . . . . . . . . 51-58

	Item 11.	Executive Compensation. . . . . . . . . . . . . . . . . . 58

	Item 12.		Security Ownership of Certain Beneficial Owners
			and Management and Related Security Holder Matters. . . . 59

	Item 13.		Certain Relationships and Related Transactions, and
			Director Independence. . . . . . . . . . . . . . . . . .  59

	Item 14.	Principal Accountant Fees and Services . . . .  . . . .60-61
Part IV.
	Item 15.		Exhibits and Financial Statement Schedules . . . . . .
62-63

	DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference as follows:



      Documents Incorporated                     Part of Form 10-K


   Partnership?s Prospectus dated
   August 28, 1996, together with
   the Supplement to the Prospectus
   dated May 14, 1999                                    I


   	Annual Report to Morgan Stanley
   	Cornerstone Funds II L.P., III L.P.,
   and IV L.P. (formerly, Dean Witter
   	Cornerstone Fund II, III, and IV)
   	Limited Partners for the year
   ended December 31, 2006    	           II, III, and IV

       PART I
Item 1.  BUSINESS

(a) General Development of Business. Morgan Stanley Cornerstone Fund II L.P. (formerly known as Dean Witter Cornerstone Fund II) (the ?Partnership?) is a New York limited partnership organized in 1983 to engage in the speculative trading of futures contracts, options on futures contracts, and forward contracts on foreign currencies and other commodity interests. The Partnership commenced trading operations on January 2, 1985. The Partnership is one of the Morgan Stanley Cornerstone Funds, comprised of the Partnership, Morgan Stanley Cornerstone Fund III L.P. (formerly known as Dean Witter Cornerstone Fund III), and Morgan Stanley Cornerstone Fund IV L.P. (formerly known as Dean Witter Cornerstone Fund IV).

Effective July 21, 2006, Dean Witter Cornerstone Fund II was renamed to Morgan Stanley Cornerstone Fund II L.P.

The Partnership?s general partner is Demeter Management Corporation (?Demeter?). The non-clearing commodity broker is Morgan Stanley DW Inc. (?Morgan Stanley DW?). The clearing commodity brokers are Morgan Stanley & Co. Incorporated (?MS&Co.?) and Morgan Stanley & Co. International Limited (?MSIL?). MS&Co. acts as the counterparty on all of the foreign currency forward
       contracts.  In 2007, Morgan Stanley intends to merge Morgan
Stanley DW into MS&Co. Upon completion of the merger, the surviving entity, MS&Co., will be the Partnership?s principal U.S. commodity broker?dealer. Demeter, Morgan Stanley DW, MS&Co., and MSIL are wholly-owned subsidiaries of Morgan Stanley. The trading managers to the Partnership are Northfield Trading L.P. and John
W. Henry & Company, Inc. (each individually, a ?Trading Manager?, or collectively, the ?Trading Managers?).

Effective March 1, 2006, Partnership?s assets, with the consent of Demeter, were reallocated equally between and are traded pursuant to JWH?s International Foreign Exchange Program and Northfield?s Diversified Program. Partnership?s assets are no longer trading pursuant to JWH?s Original Investment Program.

The Partnership began the year at a net asset value per unit of limited partnership interest (?Unit(s)?) of $3,753.50 and returned (8.0)% to $3,453.29 on December 31, 2006. For a more detailed description of the Partnership?s business, see subparagraph (c).

(b) Financial Information about Segments. For financial infor-mation reporting purposes, the Partnership is deemed to engage in one industry segment, the speculative trading of futures, forwards, and options. The relevant financial information is presented in Items 6 and 8.
       (c) Narrative Description of Business.  The Partnership is
in the business of speculative trading of futures, forwards, and options pursuant to trading instructions provided by the Trading Managers. For a detailed description of the different facets of the Partnership?s business, see those portions of the Partnership?s prospectus, dated August 28, 1996 (the ?Prospectus?), together with the Partnership?s supplement to the Prospectus dated May 14, 1999 (the ?Supplement?), incorporated by reference in this Form 10-K, set forth below.

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

(e) Available Information. The Partnership files an annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports with the Securities and Exchange Commission (?SEC?). You may read and copy any document filed by the Partnership at the SEC?s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.
       Please call the SEC at 1-800-SEC-0330 for information on the Public Reference Room. The Partnership does not maintain an internet website, however, the SEC maintains an internet website that contains annual, quarterly, and current reports, proxy statements, and other information that issuers (including the Partnership) file electronically with the SEC. The SEC?s website address is http://www.sec.gov.

Item 1A.  RISK FACTORS
The following risk factors contain forward-looking statements within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in ?Quantifying the Partnership?s Trading Value at Risk? in Item 7A ?Quantitative and Qualitative Disclosures About Market Risk? are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact. The qualitative disclosures, except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposure, in the ?Qualitative Disclosure Regarding Primary Trading Risk Exposures? in Item 7A ?Quantitative and Qualitative Disclosures About Market Risk? are deemed to be forward-looking statements for purposes of the safe harbor.
       The Partnership is in the business of speculative trading of futures, forwards, and options. For a detailed description of the risks that may affect the business of the Partnership, see the discussion of risk factors as set forth in Item 7 ?Management?s Discussion and Analysis of Financial Condition and Results of Operations? and Item 7A ?Quantitative and Qualitative Disclosures About Market Risk?.

Item 1B.  UNRESOLVED STAFF COMMENTS
Not applicable.

Item 2.  PROPERTIES
The Partnership?s executive and administrative offices are located within the offices of Morgan Stanley DW. The Morgan Stanley DW offices utilized by the Partnership are located at 330 Madison
Avenue, 8th Floor, New York, NY 10017.

Item 3.  LEGAL PROCEEDINGS
None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

      	PART II

Item 5. 	MARKET FOR REGISTRANT?S PARTNERSHIP UNITS AND RELATED
	    	SECURITY HOLDER MATTERS


(a) Market Information. There is no established public trading market for Units of the Partnership.

(b) Holders. The number of holders of Units at December 31, 2006, was approximately 1,029.

(c) Distributions. No distributions have been made by the Partnership since it commenced trading operations on January 2, 1985. Demeter has sole discretion to decide what distributions, if any, shall be made to investors in the Partnership. Demeter currently does not intend to make any distributions of the Partnership?s profits.

Item 6.  SELECTED FINANCIAL DATA (in dollars)







                                          For the Years Ended December 31,

	   2006   	    2005   	   2004   	       2003        2002

Total Trading Results
including interest
income                  	       79,944    (2,130,556)	      375,596
2,515,377   5,181,204


Net Income (Loss)         (1,000,597)   	 (3,560,657)	   (1,543,865)
134,035    2,951,248


Net Income (Loss)
Per Unit (Limited
& General Partners)         	 (300.21)       (905.38)	      (322.51)
18.14       602.86


Total Assets             	9,160,704	  13,021,540	  18,779,527
22,301,695   23,879,130


Total Limited Partners?
Capital                  	8,722,240	  12,240,749	   18,161,154
21,548,446   22,899,223


Net Asset Value
Per Unit                	3,453.29	     3,753.50	     4,658.88
4,981.39	 4,963.25








Item 7. MANAGEMENT?S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
Liquidity. The Partnership deposits its assets with Morgan Stanley DW as non-clearing broker, and MS&Co. and MSIL as clearing brokers in separate futures, forwards, and options trading accounts established for each Trading Manager. Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership?s trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the Commodity Futures Trading Commission for investment of customer segregated or secured funds. Since the Partnership?s sole purpose is to trade in futures, forwards, and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

The Partnership?s investment in futures, forwards, and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as ?daily price fluctuations limits? or ?daily limits?. Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to affect trades at or within the limit. Futures prices have occasionally moved the
       daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership from promptly liquidating its futures or options contracts and result in restrictions on redemptions.

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

Capital Resources. The Partnership does not have, nor does it expect to have, any capital assets. Redemptions of Units in the future will affect the amount of funds available for investments,

       in futures, forwards, and options in subsequent periods.
It is not possible to estimate the amount, and therefore the impact, of future outflows of Units.

There are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, the Partnership?s capital resource arrangements at the present time.

Results of Operations
General. The Partnership?s results depend on the Trading Managers and the ability of each Trading Manager?s trading program to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership?s operations for each of the three years in the period ended December 31, 2006, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Managers trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Managers or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Managers? trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.
       The Partnership?s results of operations set forth in the
Financial Statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these Financial Statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading profit (loss)? for open (unrealized) contracts, and recorded as ?Realized trading profit (loss)? when open positions are closed out. The sum of these amounts, along with the ?Proceeds from Litigation Settlement?, constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, brokerage commissions, and related transaction fees and costs of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.
       The Partnership recorded total trading results including interest income totaling $79,944 and expenses totaling $1,080,541, resulting in a net loss of $1,000,597 for the year ended December 31, 2006. The Partnership?s net asset value per Unit decreased from $3,753.50 at December 31, 2005, to $3,453.29 at December 31, 2006. Total redemptions for the year were $2,599,902 and the Partnership?s ending capital was $9,017,728 at December 31, 2006, a decrease of $3,600,499 from ending capital at December 31, 2005, of $12,618,227.

The most significant trading losses of approximately 9.5% were experienced in the currency markets during January and February from short positions in the Japanese yen and Swiss franc versus the U.S. dollar as the value of the U.S. dollar moved lower on expectations that a string of increases in interest rates by the U.S. Federal Reserve could possibly come to an end.
Additionally, the Japanese yen moved higher against the U.S. dollar during January and February as strong economic data out of the region increased speculation that the Bank of Japan would raise interest rates. During April, additional losses were incurred in the currency markets as the Japanese yen strengthened on continued speculation of an interest rate hike by the Bank of Japan, while the value of the Swiss franc moved higher against the U.S. dollar on political tensions in the Middle East, which increased the demand for the safe-haven currency. Additional
       losses were experienced during October from short
positions in the Swiss franc versus the U.S. dollar as the value of the U.S. dollar declined after the U.S. Department of Commerce reported slower than expected growth in third quarter U.S. Gross Domestic Product, as well as a faster than expected decline in consumer core inflation. Elsewhere, losses were incurred from long positions in the Brazilian real versus the U.S. dollar during September as the value of the U.S. dollar increased against the real after government reports showed U.S. consumer confidence had rebounded during the month and the core consumer price expenditure index hit an 11-year high. Additional losses were experienced during November and December as the value of the Brazilian real declined after investors expressed concern that a military coup in Thailand would have a ?ripple-effect? on other emerging-market currencies. Finally, smaller losses were incurred from both short and long positions in the Mexican peso versus the U.S. dollar as the value of the peso moved without consistent direction during the third quarter. Within the energy markets, losses of approximately 2.6% were incurred during February from long futures positions in crude oil and its related products as prices declined after an announcement by Chinese government authorities that China would place an emphasis on prospecting alternative energy sources in the future, reports of larger than expected supplies, and mild weather in the U.S. Northeast. Additional losses in the energy sector were recorded
                              - 15 ?
       during March from short futures positions in the
aforementioned markets as prices strengthened early in the month on supply fears fueled by news of geopolitical tensions in Nigeria and Iran. Further losses were incurred from long futures positions in crude oil and its related products in May and June as prices declined on reports of domestic inventory levels at eight-year highs, the news of the death of Iraqi insurgent leader Abu Musab al-Zarqawi, and positive steps taken regarding the nuclear standoff between the U.S. and Iran. During November, newly established short futures positions in crude oil and its related products resulted in additional losses as prices rose on supply concerns after a major Nigerian facility ceased production following a hostage situation, and BP?s Prudhoe Bay, Alaska facility experienced a pipeline delay. Prices continued to move higher amid concern over OPEC's production cut after the U.S. Department of Energy reported a sharp fall in domestic inventories of distillate products. Smaller losses of approximately 2.4% were incurred during January, from both short and long positions in Japanese fixed-income futures as prices experienced short-term volatile price movement amid uncertainty regarding the future interest rate policy of the Bank of Japan. During July, losses were incurred within the global interest rate sector from short positions in British fixed-income futures as prices reversed higher on significant geopolitical concerns after North Korean long-range missile tests, terrorist bombings aboard
       Commuter trains in Bombay, India, and fears of an
escalating conflict in the Middle East. In addition, British fixed-income futures prices moved higher after the Bank of England kept interest rates unchanged in August. Additional losses were recorded from short positions in British fixed-income futures as prices reversed higher during September and October after second quarter U.K. Gross Domestic Product growth was revised downward. Elsewhere, losses were incurred from long positions in U.S. fixed-income futures as prices moved lower during the beginning of October amid overall strength in the equity markets. Additional losses were recorded during December as U.S. Treasury prices continued to fall after data indicated strong jobs creation and another survey showed increased confidence in the labor market. A portion of the Partnership?s overall losses for the year was offset by gains of approximately 2.6% experienced in the metals markets, primarily during the first and second quarters, from long futures positions in copper, aluminum, zinc, and nickel as prices strengthened amid news of weak supplies, forecasts for continued buying by China, and acceleration in demand from the U.S., Europe, and Japan. Elsewhere in the metals markets, gains were recorded from long futures positions in gold and silver as precious metals prices moved higher in January on persistent demand from foreign central banks. Additional gains of approximately 1.5% were experienced within the global stock index markets primarily during the
       fourth quarter from long positions in European and Hong
Kong equity index futures as prices moved higher amid declining energy prices and overall optimism about the direction of the global economy. Further gains were recorded during October from long positions in European equity index futures as prices moved higher due to merger and acquisition speculation in the banking sector. Prices continued to rally during December after an unexpected improvement in the Ifo Business Confidence Index in Germany and news from the Office for National Statistics that worker productivity in the United Kingdom had reached its highest level in two years, resulting in additional gains from long positions. Meanwhile, long positions in Hong Kong equity index futures recorded further gains during December as prices moved higher on strength in the technology and banking sectors, as well as news that the Japanese economy was stronger than expected. Smaller gains of approximately 0.1% were experienced within the agricultural markets from long positions in sugar futures as prices trended higher during January, moving to their highest level since 1981 in response to a decline in inventories, as well as increased ethanol demand.

The Partnership recorded total trading results including interest income totaling $(2,130,556) and expenses totaling $1,430,101, resulting in a net loss of $3,560,657 for the year ended December
       31, 2005.  The Partnership?s net asset value per Unit decreased from $4,658.88 at December 31, 2004, to $3,753.50 at December 31, 2005. Total redemptions for the year were $2,450,799 and the Partnership?s ending capital was $12,618,227 at December 31, 2005, a decrease of $6,011,456 from ending capital at December 31, 2004, of $18,629,683.

The most significant trading losses of approximately 14.0% were incurred in the currency markets, primarily during the first and third quarters. During January, long positions in a variety of foreign currencies, primarily the South African rand, euro, Swiss franc, and Singapore dollar, recorded losses after the U.S. dollar?s value reversed higher amid positive U.S. economic data and speculation for higher U.S. interest rates. During February, long positions in the Singapore dollar against the U.S. dollar experienced losses as the U.S. dollar?s value rose in response to positive sentiment for the Bush Administration?s budget proposal. Relaxed speculation that China would re-value its currency also boosted the U.S. dollar. Additional losses were recorded from newly established short positions in the Singapore dollar, as well as from existing short positions in the South African rand, euro, and Swiss franc. In early March, short European currency positions resulted in losses as their values moved higher amid a sharp rise in German industrial production. Additional losses were recorded from newly established long euro positions, as well
       as from existing long positions in the British pound and the Singapore dollar, versus the U.S. dollar after the value of the U.S. dollar reversed sharply higher amid an increase in U.S. interest rates. During August, long U.S. dollar positions against the British pound, Swiss franc, euro, and Singapore dollar, incurred losses as the value of the U.S. dollar declined amid higher crude oil prices, lower durable goods orders, the U.S. trade imbalance, and economic warnings from U.S. Federal Reserve Chairman Alan Greenspan. Short U.S. dollar positions against the British pound, Swiss franc, euro, and Norwegian krone, held during September also recorded losses as the value of the U.S. dollar advanced amid bolstered expectations that the U.S. Federal Reserve would continue to raise interest rates. Meanwhile, the British pound weakened after records of the slowest British economic growth led to expectations for further interest rate cuts by the Bank of England. In addition, the values of European currencies moved lower amid weaker growth forecasts for the European economy and developments of political uncertainty stemming from news that Germany?s incumbent Chancellor, Gerhard Schroeder, would not concede defeat to the opposition leader Angela Merkel in the days after the election. Additional sector losses were experienced from long positions in the New Zealand and Australian dollars. In the energy markets, losses of approximately 5.0% were recorded during the second and fourth quarters from positions in natural gas, crude oil and its
       related products.  During April, long futures positions in crude oil and its related products resulted in losses as prices reversed sharply lower after U.S. government data pointing to greater refinery production, slower demand growth forecasts, and news of growing supplies. Elsewhere in the energy markets, losses resulted from long natural gas positions as prices declined with crude oil prices. During June, losses were recorded from positions in natural gas, crude oil and its related products as short futures positions held early in the month resulted in losses as prices strengthened on supply-related concerns. Later in June, long crude oil futures positions experienced losses after prices declined amid reports of slowing demand from China and reduced concerns for U.S. supply disruptions. News of negligible production interruptions from the Gulf of Mexico caused natural gas prices to rise, resulting in additional losses for short positions. During October, long futures positions in natural gas, crude oil and its related products experienced losses after prices reversed lower amid a decline in energy consumption, an economic slowdown in parts of the U.S. affected by Hurricanes Katrina and Rita, and reports that more refineries in the U.S. Gulf region had resumed operations at full capacity. Prices continued to decline during the month as supply worries eased on signs of adequate fuel

       stocks in the U.S.  During December, long futures
positions in natural gas recorded losses as prices reversed sharply lower due to weak demand, mild weather in Europe and the U.S., and the release of U.S. government data which showed a smaller than expected decline in supplies. Elsewhere in the energy markets, short futures positions in crude oil and its related products also experienced losses after December prices finished higher on news of a rebound in energy demand. Pushing crude oil prices further upwards was a bullish energy outlook for 2006 from the Energy Information Administration. Additional Partnership losses of approximately 4.0% were incurred in the global interest rate markets during February from long positions in Japanese interest rate futures as prices reversed lower after positive economic data and expectations for higher interest rates reduced investor demand for fixed-income investments. Newly established short Japanese positions held during March experienced losses after prices reversed higher amid overall weakness in global equity markets. During the third quarter, losses stemmed from positions in U.S and Japanese interest rate futures. During July, long U.S. interest rate futures positions experienced losses as prices declined following a rise in interest rates and after the U.S. Labor Department released its June employment report. Within the Japanese interest rate markets, losses were recorded as prices declined following positive comments on the Japanese economy by
       the Japanese Ministry of Finance.  During August, short positions in U.S. and Japanese fixed-income futures incurred losses as prices reversed higher on worries about the global economic impact of Hurricane Katrina. Within Japanese interest rate futures markets, a bigger than expected decline in Japanese industrial output for July also contributed to higher prices. Losses of approximately 1.1% recorded in the agricultural markets stemmed from positions in cocoa futures as prices traded without consistent direction throughout much of the year. Additional losses resulted from long futures positions in corn and wheat during the second quarter after prices fell amid favorable weather in U.S. growing region and reduced foreign demand. During the fourth quarter, short futures positions in corn recorded losses after prices advanced on reports of strong demand and news of weaker than expected supplies. Smaller Partnership losses of approximately 0.1% resulted in metals during the first and second quarters primarily from positions in precious metals as prices in these markets experienced choppiness amid volatility in the value of the U.S. dollar and a negative outlook in demand.
 A portion of the Partnership?s overall losses for the year was offset by gains of approximately 3.1% recorded in the global stock indices during the third and fourth quarters. During the third quarter, long positions in European and Pacific Rim stock index futures benefited as prices rose amid positive economic

       data out of the U.S. and Japan.  Prices continued to
strengthen after China reformed its U.S. dollar currency peg policy, leading market participants to conclude that a re-valuation in the Chinese yuan would likely ease trade tensions
between China, the U.S., Europe, and Japan.   Finally, strong
corporate earnings out of the European Union and the U.S. resulted in optimistic investor sentiment and pushed prices higher. During September, gains were produced from long positions in Japanese stock index futures as prices increased on positive economic comments from Bank of Japan Governor Toshihiko Fukui, improving business sentiment and a sustained upturn in consumer spending. Additional gains resulted from long positions in European stock index futures as prices increased due to a decline in oil prices. During the fourth quarter, long positions in European and Japanese stock index futures supplied gains as prices increased, largely in response to falling energy prices, strong corporate earnings from each respective region, positive economic data out of the U.S., and anticipation that a strong holiday shopping season would improve the retail sectors for both economies. European stock markets also found support from the possibility of an end to U.S. interest rate increases. Strong market optimism for continued improvements in the Japanese economy during 2006 also benefited prices.

       The Partnership recorded total trading results including interest income totaling $375,596 and expenses totaling $1,919,461, resulting in a net loss of $1,543,865 for the year ended December 31, 2004. The Partnership?s net asset value per Unit decreased from $4,981.39 at December 31, 2003, to $4,658.88 at December 31, 2004. Total redemptions for the year were $1,875,861 and the Partnership?s ending capital was $18,629,683 at December 31, 2004, a decrease of $3,419,726 from ending capital at December 31, 2003, of $22,049,409.

The most significant trading losses of approximately 11.6% were incurred in the currency markets during the first nine months of the year. Losses during the first quarter resulted from short Japanese yen positions as the yen reversed higher after the Bank of Japan relaxed its plans to weaken the currency. During February, short South African rand positions produced losses as the rand reversed upwards following the release of positive South African economic data. During the second quarter, losses stemmed from Japanese yen and European currency positions versus the U.S. dollar as speculation for increases in U.S. interest rates and the release of mixed U.S. economic data caused the U.S. dollar to trade inconsistently. During the third quarter, long Japanese yen positions versus the U.S. dollar resulted in losses as the U.S. dollar advanced amid a jump in July consumer confidence data. Long positions in European currencies, in addition to the
       South African rand, versus the U.S. dollar contributed to sector losses as upbeat market sentiment strengthened the U.S. dollar?s value during the third quarter. Additional losses resulted during August from short Japanese yen positions versus the U.S. dollar as the U.S. dollar?s value declined due to concerns for U.S. economic growth. Additional losses of approximately 6.4% resulted in the global stock index sector, particularly during May and July. During May, long positions in Japanese and European equity index futures resulted in losses as equity prices declined amid geopolitical concerns and expanding energy prices. Newly established short positions in these markets, as well as in U.S. stock indices, experienced additional losses as prices rebounded later in May. During July, long positions in Japanese, European, and U.S. stock index futures generated losses as prices reversed lower due to the release of disappointing U.S. employment data. During September, short positions in European and U.S. stock index futures experienced losses as global equity prices increased amid tame U.S. inflation data and a better than expected jobless outlook. Losses of approximately 4.3% incurred in the metals markets resulted largely during the second and third quarters of the year. During April, long positions in both precious and base metals experienced losses amid fears of reduced demand from China resulting from the U.S. dollar?s sudden strength. During May, short futures positions in gold and nickel produced losses as
                            - 26 ?
       prices reversed upwards in response to a lower
U.S. dollar value. During July, long futures positions in precious and base metals incurred losses as a slowdown in demand from China and a rebound in the U.S. dollar?s value negatively affected prices. During September, short positions in precious and base metals generated losses as prices moved higher in response to continued demand from China, reports of lower than expected inventories, and a decline in the U.S. dollar. A portion of the Partnership?s overall losses for the year was offset by gains of approximately 14.6% recorded in the energy markets from long futures positions in crude oil and its related products as low market supply, falling inventory levels, and fears of potential terrorist activity in the Middle East pushed prices higher throughout a majority of the year. Additional Partnership profits of approximately 2.9% were established in the global interest rate markets as long positions in European and U.S. interest rate futures benefited during the first and fourth quarters from prospects for weak economic growth spurred by fears of terrorism and higher energy prices. Smaller profits of approximately 0.1% were achieved in the agricultural markets from long futures positions in corn as growing U.S. exports and heightened demand from Asia pushed prices higher during the first quarter.

       For an analysis of unrealized gains and (losses) by
contract type and a further description of 2006 trading results, refer to the Partnership?s Annual Report to Limited Partners for the year ended December 31, 2006, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.

The Partnership?s gains and losses are allocated among its partners for income tax purposes.

Off-Balance Sheet Arrangements and Contractual Obligations.
The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments that would affect its liquidity or capital resources.
Market Risk.
The Partnership is a party to financial instruments with elements of off-balance sheet market and credit risk. The Partnership trades futures contracts, options on futures contracts, and forward contracts on foreign currencies and other commodity interests. In entering into these contracts, the Partnership is subject to the market risk that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the positions held by the Partnership at the same time, and the Trading Managers were
       unable to offset positions of the Partnership, the
Partnership could lose all of its assets and the limited partners would realize a 100% loss.

In addition to the Trading Managers? internal controls, the Trading Managers must comply with the Partnership?s trading policies that include standards for liquidity and leverage that must be maintained. The Trading Managers and Demeter monitor the Partnership?s trading activities to ensure compliance with the trading policies and Demeter can require the Trading Managers to modify positions of the Partnership if Demeter believes they violate the Partnership?s trading policies.
Credit Risk.
In addition to market risk, in entering into futures, forward, and options contracts, there is a credit risk to the Partnership that the counterparty on a contract will not be able to meet its obligations to the Partnership. The ultimate counterparty or guarantor of the Partnership for futures, forward, and options contracts traded in the United States and most foreign exchanges on which the Partnership trades is the clearinghouse associated with such exchange. In general, a clearinghouse is backed by the membership of the exchange and will act in the event of non-performance by one of its members or one of its member?s customers, which should significantly reduce this credit risk. There is no assurance that a clearinghouse, exchange, or other
       exchange member will meet its obligations to the
Partnership, and Demeter and the commodity brokers will not indemnify the Partnership against a default by such parties. Further, the law is unclear as to whether a commodity broker has any obligation to protect its customers from loss in the event of an exchange or clearinghouse defaulting on trades affected for the broker?s customers. In cases where the Partnership trades off-exchange forward contracts with a counterparty, the sole recourse of the Partnership will be the forward contract?s counterparty.

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

Second, the Partnership?s trading policies limit the amount of its Net Assets that can be committed at any given time to futures contracts and require a minimum amount of diversification in the Partnership?s trading, usually over several different products and exchanges. Historically, the Partnership?s exposure to any one
       exchange has typically amounted to only a small percentage of its total Net Assets and on those relatively few occasions where the Partnership?s credit exposure climbs above such level, Demeter deals with the situation on a case by case basis, carefully weighing whether the increased level of credit exposure remains appropriate. Material changes to the trading policies may be made only with the prior written approval of the limited partners owning more than 50% of Units then outstanding.

Third, with respect to forward contracts trading, the Partnership trades with only those counterparties which Demeter, together with Morgan Stanley DW, have determined to be creditworthy. The
Partnership presently deals with MS&Co. as the sole counterparty on foreign currency forward contracts.

For additional information, see the ?Financial Instruments?
section under ?Notes to Financial Statements? in the Partnership?s Annual Report to Limited Partners for the year ended December 31,
2006, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.

Inflation has not been a major factor in the Partnership?s operations.

       New Accounting Developments.
In July 2006, the Financial Accounting Standards Board (?FASB?) issued Interpretation No. 48, ?Accounting for Uncertainty in Income Taxes ? an interpretation of FASB Statement 109? (?FIN 48?). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The impact to the Partnership?s Financial Statements, if any, is currently being assessed.

In September 2006, the FASB issued SFAS No. 157, ?Fair Value Measurements? (?SFAS No. 157?). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Partnership as of January 1, 2008. The impact to the Partnership?s Financial Statements, if any, is currently being assessed.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, ?Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements? (?SAB No. 108?) to provide guidance on how the effects of the carryover or reversal of prior year unrecorded misstatements should be considered in quantifying a
       current year misstatement.  SAB No. 108 requires a company to apply an approach that considers the amount by which the current year income statement is misstated (?rollover approach?) and an approach that considers the cumulative amount by which the current year balance sheet is misstated (?iron-curtain approach?).
 Prior to the issuance of SAB No. 108, many companies applied either the rollover or iron-curtain approach for purposes of assessing materiality of misstatements. SAB No. 108 is effective for the Partnership as of January 1, 2007. Upon adoption, SAB No. 108 allows a one-time cumulative effect adjustment against Partners? Capital for those prior year misstatements that were not material under the Partnership?s prior approach, but are deemed material under the SAB No. 108 approach. Demeter does not expect the adoption of SAB No. 108 to have a material impact on the Partnership?s Financial Statements.

Item 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Introduction
The Partnership is a commodity pool engaged primarily in the speculative trading of futures, forwards, and options. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership?s assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is inherent to the primary business activity of the Partnership.
       The futures, forwards, and options traded by the
Partnership involve varying degrees of related market risk.
Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS&Co.

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

Quantifying the Partnership?s Trading Value at Risk
The following quantitative disclosures regarding the Partner-ship?s market risk exposures contain ?forward-looking statements? within the meaning of the safe harbor from civil liability
       provided for such statements by the Private Securities
Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of the Partnership?s open positions is directly reflected in the Partnership?s earnings and cash flow.

The Partnership?s risk exposure in the market sectors traded by the Trading Managers is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risks including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio
       value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case of outcome. Demeter uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily ?simulated profit and loss? outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

The Partnership?s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.

VaR models, including the Partnership?s, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Managers in their daily risk management activities. Please

       further note that VaR as described above may not be
comparable to similarly-titled measures used by other entities.

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at December 31, 2006 and 2005. At December 31, 2006 and 2005, the Partnership?s total capital-ization was approximately $9 million and $13 million, respectively.

Primary Market 	     December 31, 2006    December 31, 2005
Risk Category	 	       Value at Risk	  Value at Risk

Currency		 	    	     (2.97)%  		     (1.74)%
Equity		  		    	(0.82)		     (1.27)

Interest Rate		    	   	(0.44)   		     (0.33)

Commodity		  		   	(0.45)        	     (1.07)

Aggregate Value at Risk	   	(3.09)%		     (2.48)%



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

The table below supplements the December 31, 2006, VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from January 1, 2006, through December 31, 2006.

Primary Market Risk Category   High      Low       Average
Currency					(2.97)%	(1.22)%	 (1.94)%
Equity   					(1.48)	(0.14)	 (0.93)
Interest Rate				(1.55)	(0.44)	 (1.06)
Commodity 				(0.53)	(0.23)	 (0.38)
Aggregate Value at Risk		(3.09)%	(1.93)%	 (2.45)%


Limitations on Value at Risk as an Assessment of Market Risk
VaR models permit estimation of a portfolio?s aggregate market risk exposure, incorporating a range of varied market risks, reflect risk reduction due to portfolio diversification or hedging activities, and can cover a wide range of portfolio assets. However, VaR risk measures should be viewed in light of the
       methodology?s limitations, which include, but may not be limited to the following:
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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at December 31, 2005 and for the four quarter-end
       reporting periods during calendar year 2006.  VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at Morgan Stanley DW; as of December 31, 2006, such amount is equal to approximately 93% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage,
       optionality, and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s Net
Assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures ? except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures ? constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership?s primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Managers for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.
       The following were the primary trading risk exposures of the Partnership at December 31, 2006, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency. The largest market exposure of the Partnership at December 31, 2006, was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership?s primary exposure at December 31, 2006, was to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Equity. The second largest market exposure of the Partnership at December 31, 2006, was to the global stock index sector, primarily to equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At December 31,
       2006, the Partnership?s primary exposures were to the Hang
Seng (China), S&P/MIB (Italy), TAIWAN (Taiwan), DAX (Germany), FTSE 100 (Britain), Euro Stoxx 50 (Europe), and S&P 500 (U.S.) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., European, and Asian stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Interest Rate. At December 31, 2006, the Partnership had market exposure to the global interest rate sector. This exposure was primarily spread across U.S., European, and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries interest rates. Demeter anticipates that the G-7 countries interest rates will remain the primary interest rate exposures of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments.
       Consequently, changes in short, medium, or long-term
interest rates may have an effect on the Partnership.

Commodity.
Energy. The third largest market exposure of the Partnership at December 31, 2006, was to the energy sector. The Partnership?s primary energy exposure was to futures contracts in crude oil and its related products, as well as natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns, and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in price resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at December 31, 2006:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at December 31, 2006, were in the euros, Hong Kong dollars, British pounds, Japanese yen, and Canadian

       dollars.  The Partnership controls the non-trading
risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

Supplementary data specified by Item 302 of Regulation S-K:

Summary of Quarterly Results (Unaudited)


Quarter    Total Trading Results         Net         Net Income/
Ended    including interest income   Income/(Loss) (Loss) Per Unit

2006
March 31 		  $  (772,794)	     $(1,077,038)	  $ (328.66)
June 30			 334,960	 	     50,185	       7.29
September 30	       45,047	  	   (205,091)	     (67.56)
December 31	      472,731		    231,347	      88.72

Total			  $    79,944 		$(1,000,597)	  $ (300.21)

2005
March 31 		  $(2,566,837)	     $(2,974,807)	  $ (746.36)
June 30			(387,386)	 	   (736,753)	    (186.83)
September 30	    1,084,991	  	    730,906	     197.27
December 31	     (261,324)		   (580,003)	    (169.46)

Total			  $(2,130,556) 		$(3,560,657)	  $ (905.38)



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



Management?s Report on Internal Control Over Financial Reporting
Demeter is responsible for the management of the Partnership.

Management of Demeter (?Management?) is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of

       Financial Statements for external purposes in accordance with generally accepted accounting principles.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become
       inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Partnership?s internal control over financial reporting as of December 31, 2006. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment and those criteria, Management believes that the Partnership maintained effective internal control over financial reporting as of December 31, 2006.

Deloitte & Touche LLP, the Partnership?s independent registered public accounting firm, has issued an attestation report on Management?s assessment of the Partnership?s internal control over financial reporting and on the effectiveness of the Partnership?s internal control over financial reporting. This report, which expresses an unqualified opinion on Management?s assessment and on the effectiveness of the Partnership?s internal control over financial reporting, appears under ?Report of Independent Registered Public Accounting Firm? in the Partnership?s Annual Report to Limited Partners for the year ended December 31, 2006.
Item 9B.  OTHER INFORMATION
None.
       PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

There are no directors or executive officers of the Partnership.
The Partnership is managed by Demeter, its general partner.

Directors and Officers of the General Partner
The directors and executive officers of Demeter are as follows:

Effective May 1, 2006, Mr. Walter Davis, age 41, is a Director, Chairman of the Board of Directors, and President of Demeter. Mr. Davis is an Executive Director of Morgan Stanley and the Director of Morgan Stanley?s Managed Futures Department. Prior to joining Morgan Stanley in 1999, Mr. Davis worked for Chase Manhattan Bank?s Alternative Investment Group. Throughout his career, Mr. Davis has been involved with the development, management, and marketing of a diverse array of commodity pools, hedge funds, and other alternative investment funds. Mr. Davis received an MBA in Finance and International Business from the Columbia University Graduate School of Business in 1992 and a B.A. in Economics from the University of the South in 1987.

Effective December 5, 2002, Mr. Frank Zafran, age 51, is a Director of Demeter. Mr. Zafran is a Managing Director of Morgan Stanley and, in November 2005, was named Managing Director of Wealth Solutions. Previously, Mr. Zafran was Chief Administrative Officer of Morgan Stanley?s Client Solutions Division. Mr. Zafran
       joined the firm in 1979 and has held various positions in
Corporate Accounting and the Insurance Department, including Senior Operations Officer ? Insurance Division, until his appointment in 2000 as Director of Retirement Plan Services, responsible for all aspects of 401(k) Plan Services, including marketing, sales, and operations. Mr. Zafran received a B.S. degree in Accounting from Brooklyn College, New York.

Effective March 31, 2003, Mr. Douglas J. Ketterer, age 41, is a Director of Demeter. Mr. Ketterer is a Managing Director of Morgan Stanley and is head of Morgan Stanley?s Managed Money Group. The Managed Money Group is comprised of a number of departments (including the Alternative Investments Group, Consulting Services Group, and Mutual Fund Department) which offer products and services through Morgan Stanley?s Global Wealth Management Group. Mr. Ketterer joined Morgan Stanley in 1990 and has served in many roles in the corporate finance/investment banking, asset management, and distribution divisions of the firm. Mr. Ketterer received his MBA from New York University?s Leonard
N. Stern School of Business and his B.S. in Finance from the University at Albany?s School of Business.

Effective May 1, 2005, Mr. Harry Handler, age 48, is a Director of Demeter. Mr. Handler serves as an Executive Director of Morgan Stanley?s Global Wealth Management Group. Mr. Handler works in Morgan Stanley?s Capital Markets Division as Equity Risk Officer.
       Additionally, Mr. Handler also serves as Chairman of the
Morgan Stanley DW Best Execution Committee and manages the Global Wealth Management Group?s Stock Lending business. In his prior position, Mr. Handler was a Systems Director in Information Technology, in charge of Equity and Fixed Income Trading Systems along with the Special Products, such as Unit Trusts, Managed Futures, and Annuities. Prior to his transfer to the Information Technology Area, Mr. Handler managed the Foreign Currency and Precious Metals Trading Desk for Dean Witter, a predecessor company to Morgan Stanley. He also held various positions in the Futures Division where he helped to build the Precious Metals Trading Operation of Dean Witter. Before joining Dean Witter, Mr. Handler worked at Mocatta Metals as an Assistant to the Chairman. His roles at Mocatta Metals included stints on the Futures Order Entry Desk and the Commodities Exchange Trading Floor. Additional work included building a computerized Futures Trading System and writing a history of the company. Mr. Handler graduated on the Dean?s List from the University of Wisconsin-Madison with a B.A. degree and a double major in History and Political Science.

Effective May 1, 2006, Mr. Richard D. Gueren, age 45, is a Director of Demeter. Mr. Gueren is Executive Director, Retail Options and Transactional Futures at Morgan Stanley. He is responsible for marketing the options product to the firm?s approximately 400 offices and 8,000 Financial Advisors. Mr. Gueren first joined Dean Witter in August 1986, as a member of the
       Options Strategy/Trading team.  In 1997, Dean Witter merged with Morgan Stanley. Mr. Gueren is the firm?s Senior Registered Options Principal. He is a member of several Morgan Stanley committees, including the firm?s National Error Committee and Best Execution Committee. He is an advisory member to the Credit & Risk Committee. Mr. Gueren is also an active member of several exchange and industry committees, including the Retail Advisory committees for the Chicago Board Options Exchange, the American Stock Exchanges, the Philadelphia Stock Exchange, the Pacific Stock Exchange, and the International Securities Exchange. Mr. Gueren is also an Industry Arbitrator for the NASD and has been seated on numerous industry cases over the past eight years. He has also been asked to testify as an expert witness regarding options on numerous occasions. Mr. Gueren holds a Bachelor of Science in Economics from the University of Hartford.

Effective May 1, 2006, Mr. Michael P. McGrath, age 38, is a Director of Demeter. Mr. McGrath is a Managing Director and the Director of Product Development for Morgan Stanley?s Global Wealth Management Group. In this role, Mr. McGrath oversees the flow of new products and services being offered through Global Wealth Management in the United States. He coordinates the firm?s New Product Committee as well as being a voting member on the committee. He is also a voting member of the Global Wealth Management Alternative Investments Due Diligence Committee, the Global Wealth Management Insurance Due Diligence Committee, and
       the Portfolio Architect Oversight Committee, and is a member of the Global Advisor Research Due Diligence Committee.
Mr. McGrath joined Morgan Stanley in 2004, after three years with Nuveen Investments, a publicly traded investment management company headquartered in Chicago, Illinois. At Nuveen, Mr. McGrath served as a Managing Director and oversaw the development of alternative investment products catering to the ultra-high net worth investor. Mr. McGrath received his B.A. degree from Saint Peters College in 1990 and his MBA in Finance from New York University in 1996.

Effective May 1, 2006, Mr. Andrew Saperstein, age 39, is a Director of Demeter. Mr. Saperstein is Chief Operating Officer of National Sales for Morgan Stanley?s Global Wealth Management Group, and serves as a member of the group?s Executive Committee. One of the largest businesses of its kind in the world with $640 billion in client assets, the Global Wealth Management Group provides a range of wealth management products and services to individuals, businesses, and institutions. These include brokerage and investment advisory services, financial and wealth planning, credit and lending, banking and cash management, annuities and insurance, retirement and trust. Prior to joining Morgan Stanley in March 2006, Mr. Saperstein was with Merrill Lynch as First Vice President and Chief Operating Officer of the Direct Division, and served as a member of the Global Private
       Client Executive Committee.  In this capacity, he was responsible for the oversight of the online brokerage unit and the Financial Advisory Center, including the Retail Client Relationship Management group, the Services, Operations and Technology group, the Client Acquisition team, and the Business Development and Analysis team. Mr. Saperstein joined Merrill Lynch in November 2001. Prior to Merrill Lynch, Mr. Saperstein was a partner in the Financial Institutions group of McKinsey & Co. Additionally, he served as co-leader of both the North American Asset Management and Brokerage Practice and North American Recruiting. Mr. Saperstein graduated cum laude from Harvard Law School and summa cum laude from the Wharton School/College of Arts and Sciences at the University of Pennsylvania with a dual degree in Economics and Finance.

Effective September 22, 2006, Mr. Jacques Chappuis, age 37, is a Director of Demeter. Mr. Chappuis is a Managing Director of Morgan Stanley and Head Of Alternative Investments of Morgan Stanley?s Global Wealth Management Group. Prior to joining Morgan Stanley in 2006, Mr. Chappuis was Head of Alternative Investments for Citigroup?s Global Wealth Management Group and prior to that, a Managing Director at Citigroup Alternative Investments. Before joining Citigroup, Mr. Chappuis was a consultant at the Boston Consulting Group, where he focused on the financial services sector, and a corporate finance Associate
       at Bankers Trust Company.  Mr. Chappuis received an MBA in
Finance, with honors, from the Columbia University Graduate School of Business in 1998 and a B.A. in finance from Tulane University in 1991.

Effective November 6, 2006, Mr. Lee Horwitz, age 55, is the Chief Financial Officer of Demeter and a Principal of Demeter. Mr. Horwitz currently serves as an Executive Director within Morgan Stanley?s Financial Control Group. Mr. Horwitz joined Morgan Stanley in March 1984 and has held a variety of positions throughout Morgan Stanley?s organization during his tenure. Mr. Horwitz received a B.A. degree from Queens College and an MBA from Rutgers University. Mr. Horwitz is a Certified Public Accountant.
All of the foregoing directors have indefinite terms.

Effective May 1, 2006, Mr. Jeffrey A. Rothman resigned his position as a Director of Demeter.

Effective May 1, 2006, Mr. Richard A. Beech resigned his position as a Director of Demeter.

Effective May 1, 2006, Ms. Shelley Hanan resigned her position as a Director of Demeter.
       Effective November 6, 2006, Mr. Kevin Perry resigned his position as Chief Financial Officer of Demeter.

The Audit Committee
The Partnership is operated by its general partner, Demeter, and has no audit committee and, thus, no audit committee financial expert.

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

Item 12. 	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
		MANAGEMENT AND RELATED SECURITY HOLDE MATTERS

(a)	Security Ownership of Certain Beneficial Owners - At December
31, 2006, there were no persons known to be beneficial owners of more than 5 percent of the Units.

(b)	Security Ownership of Management - At December 31, 2006,
Demeter owned 85.567 Units of general partnership interest, representing a 3.28 percent interest in the Partnership.

 (c)	Changes in Control ? None.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
      DIRECTOR INDEPENDENCE


Refer to Note 2 ? ?Related Party Transactions? of ?Notes to Financial Statements?, in the accompanying Annual Report to Limited Partners for the year ended December 31, 2006, which is incorporated by reference to Exhibit 13.01 of this Form 10-K. In its capacity as the Partnership?s retail commodity broker, Morgan Stanley DW received commodity brokerage commissions (paid and accrued by the Partnership) of $628,115 for the year ended December 31, 2006.

       Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
The Partnership pays accounting fees as discussed in Note 1 to the Financial Statements, ?Operating Expenses?, in the Annual Report to the Limited Partners for the year ended December 31, 2006.

(1) 	Audit Fees.  The aggregate fees for professional services
rendered by Deloitte & Touche LLP in connection with their audit of the Partnership?s Financial Statements and review of the Financial Statements included in the Quarterly Reports on Form 10-Q, audit of Management?s assessments on the effectiveness of the internal control over financial reporting, and in connection with statutory and regulatory filings were approximately $44,107 for the year ended December 31, 2006, and $41,596 for the year ended December 31, 2005.

(2)	Audit-Related Fees.  None.

(3)  	Tax Fees.  The Partnership did not pay Deloitte & Touche LLP
any amounts in 2006 and 2005 for professional services in connection with tax compliance, tax advice, and tax planning. The Partnership engaged another unaffiliated professional firm to provide services in connection with tax compliance, tax advice, and tax planning.
(4)  All Other Fees.  None.
       Because the Partnership has no audit committee, the Board of Directors of Demeter, its general partner, functions as the audit committee with respect to the Partnership. The Board of Directors of Demeter has not established pre-approved policies and procedures with respect to the engagement of audit or permitted non-audit services rendered to the Partnership. Consequently, all audit and permitted non-audit services provided by Deloitte &
Touche LLP are approved by the Board of Directors of Demeter and communicated to Morgan Stanley.

       PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES


1. Listing of Financial Statements
The following Financial Statements and report of independent registered public accounting firm, all appearing in the accompanying Annual Report to Limited Partners for the year ended December 31, 2006, are incorporated by reference to
Exhibit 13.01 of this Form 10-K:
-	Report of Deloitte & Touche LLP, independent registered
public accounting firm, for the years ended December
31, 2006, 2005, and 2004.

-	Statements of Financial Condition, including the
Schedules of Investments, as of December 31, 2006 and
2005.

-	Statements of Operations, Changes in Partners' Capital,
and Cash Flows for the years ended December 31, 2006, 2005, and 2004.

-	Notes to Financial Statements.



With the exception of the aforementioned information and the information incorporated in Items 7, 8, and 13, the Annual
Report to Limited Partners for the year ended December 31, 2006, is not deemed to be filed with this report.

2. Listing of Financial Statement Schedules
  No Financial Statement schedules are required to be filed with this report.

3.	Exhibits
For the exhibits incorporated by reference or filed herewith to this report, refer to Exhibit Index on Pages E-1 to E-3.

       SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


				MORGAN STANLEY CORNERSTONE FUND II L.P.
					(Registrant)

				BY:	Demeter Management Corporation,
					General Partner

March 23, 2007		BY: 	/s/	Walter Davis
	   	Walter Davis,
		President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.


BY: /s/ 	Walter Davis	                    		March 23, 2007
	  	Walter Davis, President

    /s/    Frank Zafran       	             		March 23, 2007
           Frank Zafran, Director

    /s/    Douglas J. Ketterer   	             		March 23, 2007
           Douglas J. Ketterer, Director

    /s/    Harry Handler		           		March 23, 2007
	    	Harry Handler, Director

    /s/ 	Richard Gueren        		         		March 23, 2007
	 	Richard Gueren, Director

    /s/	Michael McGrath		                 	March 23, 2007
	  	Michael McGrath, Director

    /s/  	Andrew Saperstein	                 	March 23, 2007
	    	Andrew Saperstein, Director

    /s/  	Jacques Chappuis		                 	March 23, 2007
	    	Jacques Chappuis, Director

    /s/  	Lee Horwitz			                 	March 23, 2007
	    	Lee Horwitz, Chief Financial Officer

       EXHIBIT INDEX
ITEM
3.01	Limited Partnership Agreement of the Partnership, dated as
of December 7, 1983, as amended as of May 11, 1984, is incorporated by reference to Exhibit 3.01 of the
Partnership?s Annual Report on Form 10-K for the fiscal
year ended September 30, 1984 (File No. 0-13298).
3.02	Certificate of Limited Partnership, dated August 13, 1991,
is filed herewith.
3.02(a)Certificate of Amendment of the Certificate of Limited Partnership, dated July 20, 2006 (changing its name from
Dean Witter Cornerstone Fund II) is incorporated by
reference to Exhibit 3.02 of the Partnership?s Form 8-K
(File No. 0-13298) filed with the Securities and Exchange Commission on July 26, 2006.
10.01	Management Agreement among the Partnership, Demeter, and
John W. Henry & Company, Inc. dated November 15, 1983, is incorporated by reference to Exhibit 10.03 of the
Partnership?s Annual Report on Form 10-K for the fiscal
year ended September 30, 1984 (File No. 0-13298).
10.02	Dean Witter Cornerstone Funds Exchange Agreement, dated as
of May 31, 1984, is incorporated by reference to Exhibit
10.04 of the Partnership?s Annual Report on Form 10-K for
the fiscal year ended September 30, 1984 (File No. 0-
13298).
10.03	Management Agreement among the Partnership, Demeter, and
Northfield Trading L.P., dated as of April 16, 1997, is incorporated by reference to Exhibit 10.03 of the
Partnership?s Annual Report on Form 10-K for the fiscal
year ended December 31, 1997 (File No. 0-13298).
10.04	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW Inc., dated as of June
22, 2000, is incorporated by reference to Exhibit 10.01 of the Partnership?s Form 8-K (File No. 0-13298) filed with the Securities and Exchange Commission on November 13,
2001.

 10.05	Commodity Futures Customer Agreement between Morgan
Stanley & Co. Incorporated and the Partnership, and
acknowledged and agreed to by Morgan Stanley DW Inc.,
dated as of May 1, 2000, is incorporated by reference to
Exhibit 10.02 of the Partnership?s Form 8-K (File No. 0-
13298) filed with the Securities and Exchange Commission
on November 13, 2001.
10.06	Customer Agreement between the Partnership and Morgan
Stanley & Co. International Limited, dated as of May 1,
2000, is incorporated by reference to Exhibit 10.04 of the Partnership?s Form 8-K (File No. 0-13298) filed with the
Securities and Exchange Commission on November 13, 2001.
10.07	Foreign Exchange and Options Master Agreement between
Morgan Stanley & Co. Incorporated and the Partnership,
dated as of April 30, 2000, is incorporated by reference to
Exhibit 10.05 of the Partnership?s Form 8-K (File No. 0-
13298) filed with the Securities and Exchange Commission on
November 13, 2001.
10.08	Amendment to Management Agreement between the Partnership
and John W. Henry & Company, Inc., dated as of November 30,
2000, is incorporated by reference to Exhibit 10.1 of the Partnership?s Form 8-K (File No. 0-13298) filed with the
Securities and Exchange Commission on January 3, 2001.
10.09	Amendment to Management Agreement between the Partnership
and Northfield Trading L.P., dated as of November 30, 2000,
is incorporated by reference to Exhibit 10.2 of the
Partnership?s Form 8-K (File No. 0-13298) filed with the
Securities and Exchange Commission on January 3, 2001.
10.10	Securities Account Control Agreement among the Partnership,
Morgan Stanley & Co. Incorporated, and Morgan Stanley DW
Inc., dated as of May 1, 2000, is incorporated by reference
to Exhibit 10.03 of the Partnership?s Form 8-K (File No. 0-
13298) filed with the Securities and Exchange Commission on
November 13, 2001.
13.01	December 31, 2006 Annual, Report to Limited Partners is
filed herewith.
31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the
Partnership pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.
32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                                                    Cornerstone
                                                                          Funds

       December 31, 2006
       Annual Report

    [LOGO]
MORGAN STANLEY

MORGAN STANLEY CORNERSTONE FUNDS

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
                        (8 mos.)
---------------------------------------------------------------------------------------------------------------------------------

                         INCEPTION-  COMPOUND
                          TO-DATE   ANNUALIZED
             2005  2006    RETURN     RETURN
FUND          %     %        %          %
----------------------------------------------
Cornerstone
 Fund II... (19.4) (8.0)   254.2       5.9
----------------------------------------------
Cornerstone
 Fund III.. (6.1)   3.3    319.5       6.7
----------------------------------------------
Cornerstone
 Fund IV... (19.3) (4.3)   477.0       9.3

----------------------------------------------

DEMETER MANAGEMENT CORPORATION

330 Madison Avenue, 8th Floor
New York, NY 10017
Telephone (212) 905-2700

MORGAN STANLEY CORNERSTONE FUNDS
ANNUAL REPORT
2006

Dear Limited Partner:
 This marks the twenty-second annual report for Morgan Stanley Cornerstone Fund II L.P. (formerly Dean Witter Cornerstone Fund II) and Morgan Stanley Cornerstone Fund III L.P. (formerly Dean Witter Cornerstone Fund III) and the twentieth annual report for Morgan Stanley Cornerstone Fund IV L.P. (formerly Dean Witter Cornerstone Fund IV). The Net Asset Value per Unit for each of the three Morgan Stanley Cornerstone Funds ("Fund(s)") as of December 31, 2006 was as follows:

                                                                       % CHANGE
FUNDS                                                         N.A.V.   FOR YEAR
-------------------------------------------------------------------------------
Cornerstone Fund II                                          $3,453.29   (8.0)%
-------------------------------------------------------------------------------
Cornerstone Fund III                                         $4,089.95    3.3 %
-------------------------------------------------------------------------------
Cornerstone Fund IV                                          $5,625.92   (4.3)%
-------------------------------------------------------------------------------

 Since their inception in 1985, Cornerstone Fund II and Cornerstone Fund III have returned 254.2% (a compound annualized return of 5.9%) and 319.5% (a compound annualized return of 6.7%), respectively. Since its inception in 1987, Cornerstone Fund IV returned 477.0% (a compound annualized return of 9.3%).

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

Sincerely,

/s/ Walter J. Davis
Walter J. Davis
Chairman of the Board of Directors and President
Demeter Management Corporation,
General Partner of
Morgan Stanley Cornerstone Fund II L.P.
Morgan Stanley Cornerstone Fund III L.P.
Morgan Stanley Cornerstone Fund IV L.P.

MORGAN STANLEY CORNERSTONE FUND II L.P.

                                    [CHART]

                              Year ended December 31, 2006
                              ----------------------------
Currencies                              -9.46%
Interest Rates                          -2.43%
Stock Indices                            1.48%
Energies                                -2.56%
Metals                                   2.63%
Agriculturals                            0.14%


Note: Includes trading results and commissions but does not include other fees or interest income.

FACTORS INFLUENCING ANNUAL TRADING LOSSES:
.. The most significant trading losses were experienced in the currency markets during January and February from short positions in the Japanese yen and Swiss franc versus the U.S. dollar as the value of the U.S. dollar moved lower on expectations that a string of increases in interest rates by the U.S. Federal Reserve could possibly come to an end. Additionally, the Japanese yen moved higher against the U.S. dollar during January and February as strong economic data out of the region increased speculation that the Bank of Japan would raise interest rates. During April, additional losses were incurred in the currency markets as the Japanese yen strengthened on continued speculation of an interest rate hike by the Bank of Japan, while the value of the Swiss franc moved higher against the U.S. dollar on political tensions in the Middle East, which increased the demand for the safe-haven currency. Additional losses were experienced during October from short positions in the Swiss franc versus the U.S. dollar as the value of the U.S. dollar declined after the U.S. Department of Commerce reported slower than expected growth in third quarter U.S. Gross Domestic Product, as well as a faster than expected decline in consumer core inflation. Elsewhere, losses were incurred from long positions in the Brazilian real versus the U.S. dollar during September as the value of the U.S. dollar increased against the real after government reports showed U.S. consumer

MORGAN STANLEY CORNERSTONE FUND II L.P.

 confidence had rebounded during the month and the core consumer price expenditure index hit an 11-year high. Additional losses were experienced during November and December as the value of the Brazilian real declined after investors expressed concern that a military coup in Thailand would have a "ripple-effect" on other emerging-market currencies. Finally, smaller losses were incurred from both short and long positions in the Mexican peso versus the U.S. dollar as the value of the peso moved without consistent direction during the third quarter.

.. Within the energy markets, losses were incurred during February from long futures positions in crude oil and its related products as prices declined after an announcement by Chinese government authorities that China would place an emphasis on prospecting alternative energy sources in the future, reports of larger than expected supplies, and mild weather in the U.S. Northeast. Additional losses in the energy sector were recorded during March from short futures positions in the aforementioned markets as prices strengthened early in the month on supply fears fueled by news of geopolitical tensions in Nigeria and Iran. Further losses were incurred from long futures positions in crude oil and its related products in May and June as prices declined on reports of domestic inventory levels at eight-year highs, the news of the death of Iraqi insurgent leader Abu Musab al-Zarqawi, and positive steps taken regarding the nuclear standoff between the U.S. and Iran. During November, newly established short futures positions in crude oil and its related products resulted in additional losses as prices rose on supply concerns after a major Nigerian facility ceased production following a hostage situation, and BP's Prudhoe Bay, Alaska facility experienced a pipeline delay. Prices continued to move higher amid concern over OPEC's production cut after the U.S. Department of Energy reported a sharp fall in domestic inventories of distillate products.

.. Smaller losses were incurred during January, from both short and long positions in Japanese fixed-income futures as prices experienced short-term volatile price movement amid uncertainty regarding the future interest rate policy of the Bank of Japan. During July, losses were incurred within the global interest rate sector from short positions in British fixed-income futures as prices reversed higher on significant geopolitical concerns after North Korean long-range missile tests, terrorist bombings aboard commuter trains in Bombay, India, and fears of an escalating conflict in the Middle East. In addition, British fixed-income futures prices moved higher after the Bank of England kept interest rates unchanged in August. Additional losses were recorded from short positions in British fixed-income futures as prices reversed higher

MORGAN STANLEY CORNERSTONE FUND II L.P.

 during September and October after second quarter U.K. Gross Domestic Product growth was revised downward. Elsewhere, losses were incurred from long positions in U.S. fixed-income futures as prices moved lower during the beginning of October amid overall strength in the equity markets. Additional losses were recorded during December as U.S. Treasury prices continued to fall after data indicated strong jobs creation and another survey showed increased confidence in the labor market.

FACTORS INFLUENCING ANNUAL TRADING GAINS:
.. Trading gains were experienced in the metals markets, primarily during the first and second quarters, from long futures positions in copper, aluminum, zinc, and nickel as prices strengthened amid news of weak supplies, forecasts for continued buying by China, and acceleration in demand from the U.S., Europe, and Japan. Elsewhere in the metals markets, gains were recorded from long futures positions in gold and silver as precious metals prices moved higher in January on persistent demand from foreign central banks.

.. Additional gains were experienced within the global stock index markets primarily during the fourth quarter from long positions in European and Hong Kong equity index futures as prices moved higher amid declining energy prices and overall optimism about the direction of the global economy. Further gains were recorded during October from long positions in European equity index futures as prices moved higher due to merger and acquisition speculation in the banking sector. Prices continued to rally during December after an unexpected improvement in the Ifo Business Confidence Index in Germany and news from the Office for National Statistics that worker productivity in the United Kingdom had reached its highest level in two years, resulting in additional gains from long positions. Meanwhile, long positions in Hong Kong equity index futures recorded further gains during December as prices moved higher on strength in the technology and banking sectors, as well as news that the Japanese economy was stronger than expected.

.. Smaller gains were experienced within the agricultural markets from long positions in sugar futures as prices trended higher during January, moving to their highest level since 1981 in response to a decline in inventories, as well as increased ethanol demand.

                      This page intentionally left blank.

MORGAN STANLEY CORNERSTONE FUND III L.P.

                                    [CHART]

                              Year ended December 31, 2006
                              ----------------------------
Currencies                              -2.45%
Interest Rates                          -3.19%
Stock Indices                            3.59%
Energies                                 0.33%
Metals                                   3.47%
Agriculturals                           -1.09%


Note: Includes trading results and commissions but does not include other fees or interest income.

FACTORS INFLUENCING ANNUAL TRADING GAINS:
.. The most significant trading gains were experienced within the global stock index sector primarily during the fourth quarter from long positions in U.S., European, and Pacific Rim equity index futures as prices advanced amid declining energy prices and overall optimism about the direction of the global economy. Additionally, U.S. equity index futures prices rose amid favorable government reports, which showed few signs of increased inflationary pressure, as well as the U.S. Federal Reserve's decision to hold interest rates steady at the FOMC monetary policy in October. Elsewhere, European equity index futures prices moved higher throughout the fourth quarter due to consistent merger and acquisition activity in the Euro-Zone, while Pacific Rim stock markets increased on news that consumer spending continued to pick up in China and Japan, the region's two biggest economies.

.. Additional gains were recorded in the metals sector, primarily during the first six months of the year, from long futures positions in aluminum, copper, and zinc as base metals prices rallied on strong global demand and on reports of falling inventories. Long positions in gold and silver futures experienced additional gains within the metals sector as gold prices reached 25-year highs on continued geopolitical concerns and inflation fears due to high energy prices. In addition, silver prices were pressured higher after news that a silver-backed Exchange Traded Fund would launch.

MORGAN STANLEY CORNERSTONE FUND III L.P.

.. Within the energy markets, gains were experienced primarily during the fourth quarter from short futures positions in crude oil and its related products. During October, prices weakened due to uncertainty regarding OPEC's plan to cut production, as well as a lower demand forecast. Gains were extended during December as prices declined due to mild winter temperatures across the U.S. Northeast.

FACTORS INFLUENCING ANNUAL TRADING LOSSES:
.. Trading losses were incurred within the global interest rate futures markets, primarily during July, August, and October from long positions in U.S. and European fixed-income futures as U.S. interest rate futures prices continued to decline after government reports confirmed expectations that the U.S. economy was still in a period of expansion, while European interest rate futures prices declined on speculation of another European Central Bank interest rate hike after government reports showed higher industrial production in France and Italy. Elsewhere, long positions in Japanese fixed-income futures incurred additional losses during September as prices fell after the quarterly Tankan survey showed business confidence had unexpectedly improved to a two-year high. Losses were extended during December from long positions in U.S. fixed-income futures as prices fell after data indicated strong jobs creation in November and another survey showed increased confidence in the labor market. Meanwhile, long positions in German and Japanese fixed-income futures incurred losses as German interest rate futures prices moved lower after the European Central Bank lifted its benchmark interest rate to 3.5%, while Japanese interest rate futures prices fell due to strength in the global equity markets.

.. Losses were recorded in the currency markets, during the first quarter, from long U.S. dollar positions versus the Swiss franc, euro, and Japanese yen as the value of the U.S. dollar reversed lower on expectations that a string of increases in interest rates by the U.S. Federal Reserve could possibly come to an end. Also pushing the value of the U.S. dollar lower against its rivals was speculation that foreign central banks might move to diversify some of their U.S. dollar based assets into other currencies. Further losses were recorded during April from short positions in the Swiss franc versus the U.S. dollar as the value of the franc reversed higher on the political tensions in the Middle East, which increased the demand for the safe-haven currency. Finally, during July, losses were recorded from short U.S. dollar positions against the euro as the value of the U.S. dollar moved higher due to a narrower-than-expected U.S. trade deficit. Furthermore, the value of the euro moved lower after the European Central Bank decided to keep interest rates unchanged.

MORGAN STANLEY CORNERSTONE FUND III L.P.

.. Smaller losses were recorded within the agricultural markets, primarily during June, from long positions in wheat futures as prices declined amid positive weather forecasts in the U.S. wheat belt. Elsewhere in the agricultural complex, losses were recorded from both short and long positions in corn futures as prices moved without consistent direction throughout a majority of the year due to conflicting news regarding supply and demand.

                      This page intentionally left blank.

MORGAN STANLEY CORNERSTONE FUND IV L.P.

                                    [CHART]

                              Year ended December 31, 2006
                              ----------------------------
Australian dollar                       -0.23%
British pound                            5.21%
Euro                                     0.25%
Japanese yen                            -3.20%
Swiss franc                             -6.22%
Minor Currencies                        -0.72%


Note: Includes trading results and commissions but does not include other fees or interest income.
      Minor currencies may include, but are not limited to, the South African rand, Thai baht, Singapore dollar, Mexican peso, New Zealand dollar, Polish zloty, Brazilian real, Czech koruna and Norwegian krone.

FACTORS INFLUENCING ANNUAL TRADING LOSSES:
.. The most significant trading losses were from short positions in the Swiss franc and Japanese yen against the U.S. dollar. During January and February, the Swiss franc rose after strong economic data out of Switzerland, while the value of the Japanese yen increased on speculation that the Bank of Japan would raise interest rates in the following months. During April, further losses were recorded from short positions in the Swiss franc versus the U.S. dollar as the value of the Swiss franc strengthened on geopolitical tensions in the Middle East, while the value of the U.S. dollar was pressured lower on news that foreign central banks were beginning to diversify their currency reserves away from U.S. dollar-denominated assets. Further losses were experienced towards the end of October and during November from long positions in the U.S. dollar relative to the Swiss franc and Japanese yen as the value of the U.S. dollar declined after the U.S. Department of Commerce reported slower than expected growth in third quarter U.S. Gross Domestic Product, as well as a faster than expected decline in consumer core inflation. Meanwhile, the Japanese yen strengthened after the Swiss National Bank said it had raised its holdings of the Japanese currency in the previous quarter, while the Swiss franc strengthened in tandem with the euro.

MORGAN STANLEY CORNERSTONE FUND IV L.P.

.. Additional losses were experienced primarily during May and June from long positions in the Brazilian real versus the U.S. dollar as the value of the Brazilian real moved lower on political uncertainty out of Brazil.

.. Finally, losses were recorded throughout the year from both short and long positions in the Mexican peso, Polish zloty, and Norwegian krone versus the U.S. dollar as the value of these currencies moved without consistent direction.

FACTORS INFLUENCING ANNUAL TRADING GAINS:
..  Trading gains were experienced from positions in the British pound, New
   Zealand dollar, and Singapore dollar versus the U.S. dollar. Long positions in the British pound versus the U.S. dollar experienced gains throughout the second half of the year as the value of the British pound increased on consistently strong economic data out of the United Kingdom, spurring the Bank of England to lift its key interest rate to 5.0% by the end of 2006. Also weighing on the U.S. dollar were concerns of a slowing U.S. economy after reports showed an increase in jobless claims, while consumer sentiment unexpectedly weakened. At the end of November, the U.S. dollar hit a 14-year low against the British pound due to merger and acquisition activity in the United Kingdom. Smaller gains resulted from long positions in the Singapore dollar relative to the U.S. dollar as the value of the Singapore dollar benefited from the U.S. dollar's weakness, particularly during April, May, and November. During the last quarter, the value of the U.S. dollar continued to move lower against most of its rivals on news that China, the world's largest holder of foreign-exchange reserves, would begin to more aggressively diversify its reserves away from the U.S. currency. Elsewhere in the currency markets, short positions in the New Zealand dollar versus the U.S. dollar experienced gains during March as the value of the New Zealand dollar moved lower on expectations of an economic slow-down in New Zealand. However, during the fourth quarter, gains were recorded from long positions in the New Zealand dollar versus the U.S. dollar as the value of the New Zealand dollar reversed higher after manufacturing sales figures added to evidence that the New Zealand economy was expanding fast enough to spur the Reserve Bank of New Zealand to raise interest rates in 2007.

MORGAN STANLEY CORNERSTONE FUNDS

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

  Demeter Management Corporation ("Demeter"), the general partner of Morgan Stanley Cornerstone Fund II L.P. (formerly Dean Witter Cornerstone Fund II), Morgan Stanley Cornerstone Fund III L.P. (formerly Dean Witter Cornerstone Fund
III) and Morgan Stanley Cornerstone Fund IV L.P. (formerly Dean Witter Cornerstone Fund IV) (collectively, the "Partnerships"), is responsible for the management of the Partnerships.

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

  Management assessed the effectiveness of each Partnership's internal control over financial reporting as of December 31, 2006. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control--Integrated Framework. Based on our assessment and those criteria, Management believes that each Partnership maintained effective internal control over financial reporting as of December 31, 2006.

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

/s/ Walter J. Davis
Walter J. Davis
President
Demeter Management Corporation

/s/ Lee Horwitz
Lee Horwitz
Chief Financial Officer
Demeter Management Corporation

New York, New York
March 9, 2007

MORGAN STANLEY CORNERSTONE FUNDS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Limited Partners and the General Partner of
Morgan Stanley Cornerstone Fund II L.P.
Morgan Stanley Cornerstone Fund III L.P.
Morgan Stanley Cornerstone Fund IV L.P. :

  We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Morgan Stanley Cornerstone Fund II L.P. (formerly Dean Witter Cornerstone Fund II), Morgan Stanley Cornerstone Fund III L.P. (formerly Dean Witter Cornerstone Fund
III), and Morgan Stanley Cornerstone Fund IV L.P. (formerly Dean Witter Cornerstone Fund IV) (collectively, the "Partnerships") maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnerships' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Partnerships' internal control over financial reporting based on our audit.

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

  In our opinion, management's assessment that the Partnerships maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Partnerships maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

  We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2006 of the Partnerships and our report dated March 9, 2007 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

New York, New York
March 9, 2007

MORGAN STANLEY CORNERSTONE FUNDS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Limited Partners and the General Partner of
Morgan Stanley Cornerstone Fund II L.P.
Morgan Stanley Cornerstone Fund III L.P.
Morgan Stanley Cornerstone Fund IV L.P.:

  We have audited the accompanying statements of financial condition of Morgan Stanley Cornerstone Fund II L.P. (formerly Dean Witter Cornerstone Fund II), Morgan Stanley Cornerstone Fund III L.P. (formerly Dean Witter Cornerstone Fund
III), and Morgan Stanley Cornerstone Fund IV L.P. (formerly Dean Witter Cornerstone Fund IV) (collectively, the "Partnerships"), including the schedules of investments, as of December 31, 2006 and 2005, and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, such financial statements present fairly, in all material respects, the financial position of Morgan Stanley Cornerstone Fund II L.P. (formerly Dean Witter Cornerstone Fund II), Morgan Stanley Cornerstone Fund III L.P. (formerly Dean Witter Cornerstone Fund III), and Morgan Stanley Cornerstone Fund IV L.P. (formerly Dean Witter Cornerstone Fund IV) at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

  As discussed in Note 1, in 2006 and 2005, the Partnerships modified their classification of cash within the statements of cash flows.

  We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Partnerships' internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2007 expressed an unqualified opinion on management's assessment of the effectiveness of the Partnerships' internal control over financial reporting and an unqualified opinion on the effectiveness of the Partnerships' internal control over financial reporting.

/s/ Deloitte & Touche LLP

New York, New York
March 9, 2007

MORGAN STANLEY CORNERSTONE FUND II L.P.

STATEMENTS OF FINANCIAL CONDITION

                                                               DECEMBER 31,
                                                           --------------------
                                                             2006       2005
                                                           --------- ----------
                                                              $          $
                                    ASSETS
 Equity in futures interests trading accounts:
  Unrestricted cash                                        8,331,036 11,242,503
  Restricted cash                                            524,953  1,213,808
                                                           --------- ----------
   Total Cash                                              8,855,989 12,456,311
                                                           --------- ----------

  Net unrealized gain on open contracts (MS&Co.)             258,505    344,900
  Net unrealized gain on open contracts (MSIL)                --        173,143
                                                           --------- ----------
   Total net unrealized gain on open contracts               258,505    518,043
                                                           --------- ----------
   Total Trading Equity                                    9,114,494 12,974,354
 Interest receivable (Morgan Stanley DW)                      29,322     35,476
 Due from Morgan Stanley DW                                   16,888     11,710
                                                           --------- ----------
   Total Assets                                            9,160,704 13,021,540
                                                           ========= ==========

                       LIABILITIES AND PARTNERS' CAPITAL
 LIABILITIES
 Redemptions payable                                          86,657    333,219
 Accrued administrative expenses                              29,687     32,208
 Accrued management fees                                      26,632     37,886
                                                           --------- ----------
   Total Liabilities                                         142,976    403,313
                                                           --------- ----------
 PARTNERS' CAPITAL
 Limited Partners (2,525.775 and 3,261.160 Units,
  respectively)                                            8,722,240 12,240,749
 General Partner (85.567 and 100.567 Units, respectively)    295,488    377,478
                                                           --------- ----------
   Total Partners' Capital                                 9,017,728 12,618,227
                                                           --------- ----------
   Total Liabilities and Partners' Capital                 9,160,704 13,021,540
                                                           ========= ==========
 NET ASSET VALUE PER UNIT                                   3,453.29   3,753.50
                                                           ========= ==========

STATEMENTS OF OPERATIONS

                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                ----------------------------------
                                                   2006        2005        2004
                                                ----------  ----------  ----------
                                                    $           $           $
INVESTMENT INCOME
 Interest income (Morgan Stanley DW)               393,410     367,313     208,174
                                                ----------  ----------  ----------

EXPENSES
 Brokerage commissions (Morgan Stanley DW)         628,115     833,584   1,104,683
 Management fees                                   361,586     506,875     672,937
 Common administrative expenses                     50,000      41,000      56,000
 Transaction fees and costs                         40,840      48,642      83,591
 Incentive fee                                      --          --           2,250
                                                ----------  ----------  ----------
  Total Expenses                                 1,080,541   1,430,101   1,919,461
                                                ----------  ----------  ----------

NET INVESTMENT LOSS                               (687,131) (1,062,788) (1,711,287)
                                                ----------  ----------  ----------

TRADING RESULTS
Trading profit (loss):
 Realized                                          (53,928) (1,007,388)   (545,606)
 Net change in unrealized                         (259,538) (1,492,690)    712,273
                                                ----------  ----------  ----------
                                                  (313,466) (2,500,078)    166,667
 Proceeds from Litigation Settlement                --           2,209         755
                                                ----------  ----------  ----------
  Total Trading Results                           (313,466) (2,497,869)    167,422
                                                ----------  ----------  ----------

NET LOSS                                        (1,000,597) (3,560,657) (1,543,865)
                                                ==========  ==========  ==========

NET LOSS ALLOCATION:
Limited Partners                                  (970,621) (3,469,605) (1,511,432)
General Partner                                    (29,976)    (91,052)    (32,433)

NET LOSS PER UNIT:
Limited Partners                                   (300.21)    (905.38)    (322.51)
General Partner                                    (300.21)    (905.38)    (322.51)

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CORNERSTONE FUND III L.P.

STATEMENTS OF FINANCIAL CONDITION

                                                             DECEMBER 31,
                                                         ---------------------
                                                            2006       2005
                                                         ---------- ----------
                                                             $          $
                                    ASSETS
 Equity in futures interests trading accounts:
  Unrestricted cash                                      18,056,766 21,002,788
  Restricted cash                                         2,408,811  1,409,104
                                                         ---------- ----------
   Total Cash                                            20,465,577 22,411,892
                                                         ---------- ----------

  Net unrealized gain on open contracts (MS&Co.)            489,311    271,196
  Net unrealized gain on open contracts (MSIL)               42,675    599,935
                                                         ---------- ----------
   Total net unrealized gain on open contracts              531,986    871,131
                                                         ---------- ----------
   Total Trading Equity                                  20,997,563 23,283,023
 Interest receivable (Morgan Stanley DW)                     67,511     61,652
 Due from Morgan Stanley DW                                  34,489     41,210
                                                         ---------- ----------
   Total Assets                                          21,099,563 23,385,885
                                                         ========== ==========

                      LIABILITIES AND PARTNERS' CAPITAL
 LIABILITIES
 Redemptions payable                                        352,302    247,236
 Accrued administrative expenses                            108,753    112,360
 Accrued management fees                                     61,223     67,881
                                                         ---------- ----------
   Total Liabilities                                        522,278    427,477
                                                         ---------- ----------
 PARTNERS' CAPITAL
 Limited Partners (4,928.664 and 5,693.493 Units,
  respectively)                                          20,157,999 22,552,335
 General Partner (102.516 Units)                            419,286    406,073
                                                         ---------- ----------
   Total Partners' Capital                               20,577,285 22,958,408
                                                         ---------- ----------
   Total Liabilities and Partners' Capital               21,099,563 23,385,885
                                                         ========== ==========
 NET ASSET VALUE PER UNIT                                  4,089.95   3,961.07
                                                         ========== ==========

STATEMENTS OF OPERATIONS

                                             FOR THE YEARS ENDED DECEMBER 31,
                                            ----------------------------------
                                               2006        2005        2004
                                            ----------  ----------  ----------
                                                $           $           $
 INVESTMENT INCOME
  Interest income (Morgan Stanley DW)          845,718     602,016     306,275
                                            ----------  ----------  ----------

 EXPENSES
  Brokerage commissions (Morgan Stanley DW)  1,046,232     948,366   1,084,092
  Management fees                              778,821     833,891     982,868
  Common administrative expenses                94,000      70,000      88,000
  Transaction fees and costs                    77,450      51,605      57,678
                                            ----------  ----------  ----------
    Total Expenses                           1,996,503   1,903,862   2,212,638
                                            ----------  ----------  ----------

 NET INVESTMENT LOSS                        (1,150,785) (1,301,846) (1,906,363)
                                            ----------  ----------  ----------

 TRADING RESULTS
 Trading profit (loss):
  Realized                                   2,219,556    (992,550)  6,007,562
  Net change in unrealized                    (339,145)    409,603  (2,000,462)
                                            ----------  ----------  ----------
                                             1,880,411    (582,947)  4,007,100
  Proceeds from Litigation Settlement           --          26,287      27,998
                                            ----------  ----------  ----------
    Total Trading Results                    1,880,411    (556,660)  4,035,098
                                            ----------  ----------  ----------

 NET INCOME (LOSS)                             729,626  (1,858,506)  2,128,735
                                            ==========  ==========  ==========

 NET INCOME (LOSS) ALLOCATION:
 Limited Partners                              716,413  (1,832,088)  2,097,010
 General Partner                                13,213     (26,418)     31,725

 NET INCOME (LOSS) PER UNIT:
 Limited Partners                               128.88     (257.70)     309.46
 General Partner                                128.88     (257.70)     309.46

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CORNERSTONE FUND IV L.P.

STATEMENTS OF FINANCIAL CONDITION

                                                             DECEMBER 31,
                                                         ---------------------
                                                            2006       2005
                                                         ---------- ----------
                                                             $          $
                                    ASSETS
 Equity in futures interests trading accounts:
  Unrestricted cash                                      50,007,010 64,125,073
  Restricted cash                                            --         --
                                                         ---------- ----------
   Total Cash                                            50,007,010 64,125,073

  Net unrealized gain on open contracts (MS&Co.)          1,429,548  1,973,887
                                                         ---------- ----------
   Total Trading Equity                                  51,436,558 66,098,960
 Interest receivable (Morgan Stanley DW)                    159,151    170,317
 Due from Morgan Stanley DW                                  49,185     55,750
                                                         ---------- ----------
   Total Assets                                          51,644,894 66,325,027
                                                         ========== ==========

                      LIABILITIES AND PARTNERS' CAPITAL
 LIABILITIES
 Redemptions payable                                      1,326,233  1,232,662
 Accrued management fees                                    150,311    193,125
 Accrued administrative expenses                            109,708    110,888
                                                         ---------- ----------
   Total Liabilities                                      1,586,252  1,536,675
                                                         ---------- ----------
 PARTNERS' CAPITAL
 Limited Partners (8,793.380 and 10,902.992
  Units, respectively)                                   49,470,851 64,109,338
 General Partner (104.479 and 115.479 Units,
  respectively)                                             587,791    679,014
                                                         ---------- ----------
   Total Partners' Capital                               50,058,642 64,788,352
                                                         ---------- ----------
   Total Liabilities and Partners' Capital               51,644,894 66,325,027
                                                         ========== ==========
 NET ASSET VALUE PER UNIT                                  5,625.92   5,879.98
                                                         ========== ==========

STATEMENTS OF OPERATIONS

                                             FOR THE YEARS ENDED DECEMBER 31,
                                           -----------------------------------
                                              2006         2005        2004
                                           ----------  -----------  ----------
                                               $            $           $
INVESTMENT INCOME
 Interest income (Morgan Stanley DW)        2,038,843    1,848,451     969,606
                                           ----------  -----------  ----------

EXPENSES
 Brokerage commissions (Morgan Stanley DW)  2,033,041    2,714,539   2,978,359
 Management fees                            1,903,186    2,619,089   3,269,250
 Common administrative expenses               175,000      139,000     178,000
 Incentive fee                                 --           --          (6,682)
                                           ----------  -----------  ----------
   Total Expenses                           4,111,227    5,472,628   6,418,927
                                           ----------  -----------  ----------

NET INVESTMENT LOSS                        (2,072,384)  (3,624,177) (5,449,321)
                                           ----------  -----------  ----------

TRADING RESULTS
Trading profit (loss):
 Realized                                    (597,044) (10,036,703) (7,816,724)
 Net change in unrealized                    (544,339)  (4,373,970)  3,301,580
                                           ----------  -----------  ----------
   Total Trading Results                   (1,141,383) (14,410,673) (4,515,144)
                                           ----------  -----------  ----------

NET LOSS                                   (3,213,767) (18,034,850) (9,964,465)
                                           ==========  ===========  ==========

NET LOSS ALLOCATION:
Limited Partners                           (3,182,959) (17,820,295) (9,861,124)
General Partner                               (30,808)    (214,555)   (103,341)

NET LOSS PER UNIT:
Limited Partners                              (254.06)   (1,407.53)    (656.22)
General Partner                               (254.06)   (1,407.53)    (656.22)

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CORNERSTONE FUND II L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

                                    UNITS OF
                                   PARTNERSHIP  LIMITED    GENERAL
                                    INTEREST    PARTNERS   PARTNER     TOTAL
                                   ----------- ----------  -------  ----------
                                                   $          $          $
 Partners' Capital, December 31,
 2003                               4,426.356  21,548,446  500,963  22,049,409
 Net loss                               --     (1,511,432) (32,433) (1,543,865)
 Redemptions                         (427.607) (1,875,861)    --    (1,875,861)
                                    ---------  ----------  -------  ----------
 Partners' Capital, December 31,
 2004                               3,998.749  18,161,153  468,530  18,629,683
 Net loss                               --     (3,469,605) (91,052) (3,560,657)
 Redemptions                         (637.022) (2,450,799)    --    (2,450,799)
                                    ---------  ----------  -------  ----------
 Partners' Capital,
 December 31, 2005                  3,361.727  12,240,749  377,478  12,618,227
 Net loss                               --       (970,621) (29,976) (1,000,597)
 Redemptions                         (750.385) (2,547,888) (52,014) (2,599,902)
                                    ---------  ----------  -------  ----------
 Partners' Capital, December 31,
 2006                               2,611.342   8,722,240  295,488   9,017,728
                                    =========  ==========  =======  ==========

MORGAN STANLEY CORNERSTONE FUND III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

 FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

                                    UNITS OF
                                   PARTNERSHIP  LIMITED    GENERAL
                                    INTEREST    PARTNERS   PARTNER     TOTAL
                                   ----------- ----------  -------  ----------
                                                   $          $          $
 Partners' Capital, December 31,
 2003                               7,161.569  27,596,004  400,766  27,996,770
 Net income                             --      2,097,010   31,725   2,128,735
 Redemptions                         (546.057) (2,216,179)    --    (2,216,179)
                                    ---------  ----------  -------  ----------
 Partners' Capital, December 31,
 2004                               6,615.512  27,476,835  432,491  27,909,326
 Net loss                               --     (1,832,088) (26,418) (1,858,506)
 Redemptions                         (819.503) (3,092,412)    --    (3,092,412)
                                    ---------  ----------  -------  ----------
 Partners' Capital,
 December 31, 2005                  5,796.009  22,552,335  406,073  22,958,408
 Net income                             --        716,413   13,213     729,626
 Redemptions                         (764.829) (3,110,749)    --    (3,110,749)
                                    ---------  ----------  -------  ----------
 Partners' Capital, December 31,
 2006                               5,031.180  20,157,999  419,286  20,577,285
                                    =========  ==========  =======  ==========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CORNERSTONE FUND IV L.P.

STATEMENT OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

                                 UNITS OF
                                PARTNERSHIP   LIMITED     GENERAL
                                 INTEREST     PARTNERS    PARTNER      TOTAL
                                ----------- -----------  ---------  -----------
                                                 $           $           $
Partners' Capital,
December 31, 2003               14,154.830  111,191,238  1,250,971  112,442,209
Net loss                            --       (9,861,124)  (103,341)  (9,964,465)
Redemptions                     (1,123.370)  (7,510,855)     --      (7,510,855)
                                ----------  -----------  ---------  -----------
Partners' Capital, December
31, 2004                        13,031.460   93,819,259  1,147,630   94,966,889
Net loss                            --      (17,820,295)  (214,555) (18,034,850)
Redemptions                     (2,012.989) (11,889,626)  (254,061) (12,143,687)
                                ----------  -----------  ---------  -----------
Partners' Capital,
December 31, 2005               11,018.471   64,109,338    679,014   64,788,352
Net loss                            --       (3,182,959)   (30,808)  (3,213,767)
Redemptions                     (2,120.612) (11,455,528)   (60,415) (11,515,943)
                                ----------  -----------  ---------  -----------
Partners' Capital, December
31, 2006                         8,897.859   49,470,851    587,791   50,058,642
                                ==========  ===========  =========  ===========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CORNERSTONE FUND II L.P.

STATEMENTS OF CASH FLOWS

                                              FOR THE YEARS ENDED DECEMBER 31,
                                             ----------------------------------
                                                2006        2005        2004
                                             ----------  ----------  ----------
                                                 $           $           $
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                     (1,000,597) (3,560,657) (1,543,865)
Noncash item included in net loss:
 Net change in unrealized                       259,538   1,492,690    (712,273)
(Increase) decrease in operating assets:
 Restricted cash                                688,855   1,418,295     312,473
 Interest receivable (Morgan Stanley DW)          6,154      (8,347)    (14,057)
 Due from Morgan Stanley DW                      (5,178)     50,678         311
Decrease in operating liabilities:
 Accrued administrative expenses                 (2,521)     (5,084)     (8,679)
 Accrued management fees                        (11,254)    (16,779)    (10,248)
                                             ----------  ----------  ----------
Net cash used for operating activities          (65,003)   (629,204) (1,976,338)
                                             ----------  ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Cash paid for redemptions of Units           (2,846,464) (2,175,467) (1,959,376)
                                             ----------  ----------  ----------
Net cash used for financing activities       (2,846,464) (2,175,467) (1,959,376)
                                             ----------  ----------  ----------

Net decrease in unrestricted cash            (2,911,467) (2,804,671) (3,935,714)

Unrestricted cash at beginning of period     11,242,503  14,047,174  17,982,888
                                             ----------  ----------  ----------

Unrestricted cash at end of period            8,331,036  11,242,503  14,047,174
                                             ==========  ==========  ==========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CORNERSTONE FUND III L.P.

STATEMENTS OF CASH FLOWS

                                              FOR THE YEARS ENDED DECEMBER 31,
                                             ----------------------------------
                                                2006        2005        2004
                                             ----------  ----------  ----------
                                                 $           $           $
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                               729,626  (1,858,506)  2,128,735
Noncash item included in net income (loss):
 Net change in unrealized                       339,145    (409,603)  2,000,462
(Increase) decrease in operating assets:
 Restricted cash                               (999,707)  1,706,314     783,002
 Interest receivable (Morgan Stanley DW)         (5,859)    (20,356)    (25,003)
 Due from Morgan Stanley DW                       6,721     (26,090)    (15,120)
Increase (decrease) in operating
 liabilities:
 Accrued administrative expenses                 (3,607)     (7,310)    (29,848)
 Accrued management fees                         (6,658)    (14,595)        231
                                             ----------  ----------  ----------
Net cash provided by (used for) operating
 activities                                      59,661    (630,146)  4,842,459
                                             ----------  ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Cash paid for redemptions of Units           (3,005,683) (3,130,920) (2,049,540)
                                             ----------  ----------  ----------
Net cash used for financing activities       (3,005,683) (3,130,920) (2,049,540)
                                             ----------  ----------  ----------

Net increase (decrease) in unrestricted cash (2,946,022) (3,761,066)  2,792,919

Unrestricted cash at beginning of period     21,002,788  24,763,854  21,970,935
                                             ----------  ----------  ----------

Unrestricted cash at end of period           18,056,766  21,002,788  24,763,854
                                             ==========  ==========  ==========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CORNERSTONE FUND IV L.P.

STATEMENTS OF CASH FLOWS

                                            FOR THE YEARS ENDED DECEMBER 31,
                                         -------------------------------------
                                             2006         2005         2004
                                         -----------  -----------  -----------
                                              $            $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                  (3,213,767) (18,034,850)  (9,964,465)
Noncash item included in net loss:
 Net change in unrealized                    544,339    4,373,970   (3,301,580)
(Increase) decrease in operating assets:
 Restricted cash                              --           12,902      (12,902)
 Interest receivable (Morgan Stanley DW)      11,166      (47,477)     (61,319)
 Due from Morgan Stanley DW                    6,565      (23,388)     (32,362)
Decrease in operating liabilities:
 Accrued management fees                     (42,814)     (87,016)     (50,454)
 Accrued administrative expenses              (1,180)     (12,326)     (53,805)
 Accrued incentive fee                        --           --           (6,682)
                                         -----------  -----------  -----------
Net cash used for operating activities    (2,695,691) (13,818,185) (13,483,569)
                                         -----------  -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Cash paid for redemptions of Units       (11,422,372) (11,712,375)  (7,276,887)
                                         -----------  -----------  -----------
Net cash used for financing activities   (11,422,372) (11,712,375)  (7,276,887)
                                         -----------  -----------  -----------
Net decrease in unrestricted cash        (14,118,063) (25,530,560) (20,760,456)

Unrestricted cash at beginning of period  64,125,073   89,655,633  110,416,089
                                         -----------  -----------  -----------

Unrestricted cash at end of period        50,007,010   64,125,073   89,655,633
                                         ===========  ===========  ===========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CORNERSTONE FUND II L.P.

SCHEDULES OF INVESTMENTS

DECEMBER 31, 2006 AND 2005

                                                                  LONG UNREALIZED  PERCENTAGE   SHORT UNREALIZED  PERCENTAGE
FUTURES AND FORWARD CONTRACTS:                                      GAIN/(LOSS)   OF NET ASSETS   GAIN/(LOSS)    OF NET ASSETS
------------------------------                                    --------------- ------------- ---------------- -------------
2006 PARTNERSHIP NET ASSETS: $9,017,728                                  $              %              $               %
Commodity                                                                --             --            33,387          0.37
Equity                                                                 25,871          0.29            --              --
Foreign currency                                                      102,080          1.13           76,510          0.85
Interest rate                                                         (82,786)        (0.92)          89,408          0.99
                                                                      -------         -----         --------         -----
  Grand Total:                                                         45,165          0.50          199,305          2.21
                                                                      =======         =====         ========         =====
  Unrealized Currency Gain

  Total Net Unrealized Gain per Statement of Financial Condition


2005 PARTNERSHIP NET ASSETS: $12,618,227
Commodity                                                              98,649          0.78         (112,434)        (0.89)
Equity                                                                 59,908          0.48            --              --
Foreign currency                                                      (47,986)        (0.38)         322,181          2.56
Interest rate                                                           3,713          0.03          (34,872)        (0.28)
                                                                      -------         -----         --------         -----
  Grand Total:                                                        114,284          0.91          174,875          1.39
                                                                      =======         =====         ========         =====
  Unrealized Currency Gain

  Total Net Unrealized Gain per Statement of Financial Condition

                                                                  NET UNREALIZED
FUTURES AND FORWARD CONTRACTS:                                     GAIN/(LOSS)
------------------------------                                    --------------
2006 PARTNERSHIP NET ASSETS: $9,017,728                                 $
Commodity                                                             33,387
Equity                                                                25,871
Foreign currency                                                     178,590
Interest rate                                                          6,622
                                                                     -------
  Grand Total:                                                       244,470

  Unrealized Currency Gain                                            14,035
                                                                     -------
  Total Net Unrealized Gain per Statement of Financial Condition     258,505
                                                                     =======

2005 PARTNERSHIP NET ASSETS: $12,618,227
Commodity                                                            (13,785)
Equity                                                                59,908
Foreign currency                                                     274,195
Interest rate                                                        (31,159)
                                                                     -------
  Grand Total:                                                       289,159

  Unrealized Currency Gain                                           228,884
                                                                     -------
  Total Net Unrealized Gain per Statement of Financial Condition     518,043
                                                                     =======

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CORNERSTONE FUND III L.P.

SCHEDULES OF INVESTMENTS

DECEMBER 31, 2006 AND 2005

                                                                  LONG UNREALIZED  PERCENTAGE   SHORT UNREALIZED  PERCENTAGE
FUTURES AND FORWARD CONTACTS:                                       GAIN/(LOSS)   OF NET ASSETS   GAIN/(LOSS)    OF NET ASSETS
-----------------------------                                     --------------- ------------- ---------------- -------------
2006 PARTNERSHIP NET ASSETS: $20,577,285                                 $              %              $               %
Commodity                                                              23,088          0.11         169,297           0.82
Equity                                                                234,490          1.14            --              --
Foreign currency                                                      (37,575)        (0.18)        144,851           0.70
Interest rate                                                         (65,141)        (0.32)        154,876           0.75
                                                                     --------         -----         -------          -----
  Grand Total:                                                        154,862          0.75         469,024           2.27
                                                                     ========         =====         =======          =====
  Unrealized Currency Loss

  Total Net Unrealized Gain per Statement of Financial Condition


2005 PARTNERSHIP NET ASSETS: $22,958,408
Commodity                                                             873,591          3.81         (10,356)         (0.05)
Equity                                                                (15,962)        (0.07)           --              --
Foreign currency                                                     (196,636)        (0.86)        330,718           1.44
Interest rate                                                          10,772          0.05          41,064           0.18
                                                                     --------         -----         -------          -----
  Grand Total:                                                        671,765          2.93         361,426           1.57
                                                                     ========         =====         =======          =====
  Unrealized Currency Loss

  Total Net Unrealized Gain per Statement of Financial Condition

                                                                  NET UNREALIZED
FUTURES AND FORWARD CONTACTS:                                      GAIN/(LOSS)
-----------------------------                                     --------------
2006 PARTNERSHIP NET ASSETS: $20,577,285                                $
Commodity                                                             192,385
Equity                                                                234,490
Foreign currency                                                      107,276
Interest rate                                                          89,735
                                                                    ---------
  Grand Total:                                                        623,886

  Unrealized Currency Loss                                            (91,900)
                                                                    ---------
  Total Net Unrealized Gain per Statement of Financial Condition      531,986
                                                                    =========

2005 PARTNERSHIP NET ASSETS: $22,958,408
Commodity                                                             863,235
Equity                                                                (15,962)
Foreign currency                                                      134,082
Interest rate                                                          51,836
                                                                    ---------
  Grand Total:                                                      1,033,191

  Unrealized Currency Loss                                           (162,060)
                                                                    ---------
  Total Net Unrealized Gain per Statement of Financial Condition      871,131
                                                                    =========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CORNERSTONE FUND IV L.P.

SCHEDULES OF INVESTMENTS

DECEMBER 31, 2006 AND 2005

                                                                  LONG UNREALIZED PERCENTAGE OF SHORT UNREALIZED PERCENTAGE OF
FUTURES AND FORWARD CONTRACTS:                                      GAIN/(LOSS)    NET ASSETS     GAIN/(LOSS)     NET ASSETS
------------------------------                                    --------------- ------------- ---------------- -------------
2006 PARTNERSHIP NET ASSETS: $50,058,642                                 $              %              $               %
Foreign currency                                                      603,922          1.21          825,626         1.65
                                                                     --------         -----        ---------         ----
  Grand Total:                                                        603,922          1.21          825,626         1.65
                                                                     ========         =====        =========         ====
  Unrealized Currency Gain/(Loss)

  Total Net Unrealized Gain per Statement of Financial Condition


2005 PARTNERSHIP NET ASSETS: $64,788,352
Foreign currency                                                     (325,055)        (0.50)       2,298,942         3.55
                                                                     --------         -----        ---------         ----
  Grand Total:                                                       (325,055)        (0.50)       2,298,942         3.55
                                                                     ========         =====        =========         ====
  Unrealized Currency Gain/(Loss)

  Total Net Unrealized Gain per Statement of Financial Condition

                                                                  NET UNREALIZED
FUTURES AND FORWARD CONTRACTS:                                     GAIN/(LOSS)
------------------------------                                    --------------
2006 PARTNERSHIP NET ASSETS: $50,058,642                                $
Foreign currency                                                    1,429,548
                                                                    ---------
  Grand Total:                                                      1,429,548

  Unrealized Currency Gain/(Loss)                                      --
                                                                    ---------
  Total Net Unrealized Gain per Statement of Financial Condition    1,429,548
                                                                    =========

2005 PARTNERSHIP NET ASSETS: $64,788,352
Foreign currency                                                    1,973,887
                                                                    ---------
  Grand Total:                                                      1,973,887

  Unrealized Currency Gain/(Loss)                                      --
                                                                    ---------
  Total Net Unrealized Gain per Statement of Financial Condition    1,973,887
                                                                    =========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CORNERSTONE FUNDS

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION. Morgan Stanley Cornerstone Fund II L.P. (formerly Dean Witter Cornerstone Fund II) ("Cornerstone II"), Morgan Stanley Cornerstone Fund III L.P. (formerly Dean Witter Cornerstone Fund III) ("Cornerstone III"), and Morgan Stanley Cornerstone Fund IV L.P. (formerly Dean Witter Cornerstone Fund
IV) ("Cornerstone IV") (individually, a "Partnership", or collectively, the "Partnerships"), are limited partnerships organized to engage in the speculative trading of futures contracts, options on futures contracts, and forward contracts on foreign currencies and other commodity interests (collectively, "Futures Interests").
  Effective July 21, 2006, Dean Witter Cornerstone Fund II, Dean Witter Cornerstone Fund III, and Dean Witter Cornerstone Fund IV, were renamed to Morgan Stanley Cornerstone Fund II L.P., Morgan Stanley Cornerstone Fund III L.P., and Morgan Stanley Cornerstone Fund IV L.P., respectively.
  The general partner of each Partnership is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers for Cornerstone II and Cornerstone III are Morgan Stanley & Co. Incorporated ("MS&Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Cornerstone IV's sole clearing commodity broker is MS&Co. MS&Co. acts as the counterparty on all of the foreign currency forward contracts. In 2007, Morgan Stanley intends to merge Morgan Stanley DW into MS&Co. Upon completion of the merger, the surviving entity, MS&Co., will be the Partnerships' principal U.S. commodity broker-dealer. Demeter, Morgan Stanley DW, MS&Co., and MSIL are wholly-owned subsidiaries of Morgan Stanley.
  Demeter is required to maintain a 1% minimum interest in the equity of each Partnership and income (losses) are shared by Demeter and the limited partners based upon their proportional ownership interests.

MORGAN STANLEY CORNERSTONE FUNDS

NOTES TO FINANCIAL STATEMENTS
(continued)


USE OF ESTIMATES. The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts in the financial statements and related disclosures. Management believes that the estimates utilized in the preparation of the financial statements are prudent and reasonable. Actual results could differ from those estimates.
REVENUE RECOGNITION. Futures Interests are open commitments until settlement date, at which time they are realized. They are valued at market on a daily basis and the resulting net change in unrealized gains and losses is reflected in the change in unrealized trading profit (loss) on open contracts from one period to the next on the Statements of Operations. Monthly, Morgan Stanley DW pays each Partnership interest income on 80% of its average daily Net Assets at a rate equal to the average yield on 13-week U.S. Treasury bills. For purposes of such interest payments to Cornerstone IV, Net Assets do not include monies owed to the Partnership on Futures Interests.
  The Partnerships' functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the Statements of Financial Condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in income currently.

NET INCOME (LOSS) PER UNIT. Net income (loss) per unit of limited partnership interest ("Unit(s)") is computed using the weighted average number of Units outstanding during the period.

MORGAN STANLEY CORNERSTONE FUNDS

NOTES TO FINANCIAL STATEMENTS
(continued)


NEW ACCOUNTING DEVELOPMENTS. In July 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement 109" ("FIN 48"). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The impact to the Partnerships' Financial Statements, if any, is currently being assessed.
  In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Partnerships as of January 1, 2008. The impact to the Partnerships' Financial Statements, if any, is currently being assessed.
  In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108") to provide guidance on how the effects of the carryover or reversal of prior year unrecorded misstatements should be considered in quantifying a current year misstatement. SAB No. 108 requires a company to apply an approach that considers the amount by which the current year income statement is misstated ("rollover approach") and an approach that considers the cumulative amount by which the current year balance sheet is misstated ("iron-curtain approach"). Prior to the issuance of SAB No. 108, many companies applied either the rollover or iron-curtain approach for purposes of assessing materiality of misstatements. SAB No. 108 is effective for the Partnerships as of January 1, 2007. Upon adoption, SAB No. 108 allows a one-time cumulative effect adjustment against Partners' Capital for those prior year misstatements that were not material under the Partnerships' prior approach, but that are deemed material under the SAB No. 108 approach. Demeter does not expect the adoption of SAB No. 108 to have a material impact on the Partnerships' Financial Statements.

MORGAN STANLEY CORNERSTONE FUNDS

NOTES TO FINANCIAL STATEMENTS
(continued)


EQUITY IN FUTURES INTERESTS TRADING ACCOUNTS. The Partnerships' asset "Equity in futures interests trading accounts", reflected on the Statements of Financial Condition, consists of (A) cash on deposit with Morgan Stanley DW, MS&Co., and MSIL for Cornerstone II and Cornerstone III, and with Morgan Stanley DW and MS&Co. for Cornerstone IV, to be used as margin for trading; (B) net unrealized gains or losses on open contracts, which are valued at market and calculated as the difference between original contract value and market value; and (C) net option premiums, which represent the net of all monies paid and/or received for such option premiums.
  The Partnerships, in their normal course of business, enter into various contracts with MS&Co. and/or MSIL acting as their commodity brokers. Pursuant to brokerage agreements with MS&Co. and/or MSIL, to the extent that such trading results in unrealized gains or losses, these amounts are offset and reported on a net basis on the Partnerships' Statements of Financial Condition.
  The Partnerships have offset the fair value amounts recognized for forward contracts executed with the same counterparty as allowable under the terms of their master netting agreements with MS&Co., the sole counterparty on such contracts. The Partnerships have consistently applied their right to offset.

BROKERAGE COMMISSIONS AND RELATED TRANSACTION FEES AND COSTS. Brokerage commissions and related transaction fees and costs for each Partnership are accrued on a half-turn basis at 80% and 100%, respectively, of the rates Morgan Stanley DW and MS&Co., respectively, charge parties that are not clearinghouse members. Brokerage commissions and transaction fees and costs combined for each Partnership are capped at 13/20 of 1% per month (a 7.8% maximum annual rate) of the adjusted Net Assets allocated to each trading program employed by the Partnerships' trading managers.

MORGAN STANLEY CORNERSTONE FUNDS

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

LITIGATION SETTLEMENT. Cornerstone II and Cornerstone III received notification of a preliminary entitlement to payment from the Sumitomo Copper Litigation Settlement Administrator, and each Partnership received settlement award payments in the amount of $755 and $27,998, respectively, during July 2004 and $2,209 and $26,287, respectively, during November 2005. Any amounts received are accounted for in the period received, for the benefit of the limited partners at the date of receipt.

MORGAN STANLEY CORNERSTONE FUNDS

NOTES TO FINANCIAL STATEMENTS
(continued)


RECLASSIFICATIONS. Certain prior year amounts relating to cash balances were reclassified on the Statements of Cash Flows to conform to 2006 and 2005 presentation. Such reclassifications have no impact on the Partnerships' reported net income (loss).

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

--------------------------------------------------------------------------------
3. TRADING MANAGERS
Demeter, on behalf of each Partnership, retains certain commodity trading managers to make all trading decisions for the Partnerships. The trading managers for each Partnership at December 31, 2006 were as follows:

Morgan Stanley Cornerstone Fund II L.P.
  John W. Henry & Company, Inc.
  Northfield Trading L.P.

Morgan Stanley Cornerstone Fund III L.P.
  Graham Capital Management, L.P.
  Sunrise Capital Management, Inc.

Morgan Stanley Cornerstone Fund IV L.P.
  John W. Henry & Company, Inc.
  Sunrise Capital Management, Inc.

Compensation to the trading managers by the Partnerships consists of a management fee and an incentive fee as follows:

MANAGEMENT FEE. Each Partnership's management fee is accrued at the rate of 1/12 of 3.5% per month (a 3.5% annual rate) of the Net Assets under management by each trading manager at each month end.

MORGAN STANLEY CORNERSTONE FUNDS

NOTES TO FINANCIAL STATEMENTS
(continued)


INCENTIVE FEE. Each Partnership pays an annual incentive fee equal to 15% of the new appreciation in Net Assets, as defined in the Limited Partnership Agreements, as of the end of each annual incentive period ending December 31, except for Cornerstone IV, which pays an incentive fee at the end of each annual incentive period ending May 31. New appreciation represents the amount by which Net Assets are increased by profits from futures, forwards, and options trading that exceed losses after brokerage commissions, management fees, transaction fees and costs, and common administrative expenses are deducted. Such incentive fee is accrued in each month in which new appreciation occurs. In those months in which new appreciation is negative, previous accruals, if any, during the incentive period are reduced. In those instances in which a limited partner redeems an investment, the incentive fee (if earned through a redemption date) is paid on that redemption to the trading manager in the month of such redemption.

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

MORGAN STANLEY CORNERSTONE FUNDS

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

  The net unrealized gains on open contracts at December 31, reported as a component of "Equity in futures interests trading accounts" on the Statements of Financial Condition, and their longest contract maturities are as follows:

MORGAN STANLEY CORNERSTONE FUNDS

NOTES TO FINANCIAL STATEMENTS
(continued)


CORNERSTONE II

                      NET UNREALIZED GAINS
                        ON OPEN CONTRACTS      LONGEST MATURITIES
                   --------------------------- -------------------
                               OFF-                        OFF-
                   EXCHANGE- EXCHANGE-         EXCHANGE- EXCHANGE-
              YEAR  TRADED    TRADED    TOTAL   TRADED    TRADED
              ---- --------- --------- ------- --------- ---------
                       $         $        $
              2006   65,559   192,946  258,505 Dec. 2007 Mar. 2007
              2005  239,383   278,660  518,043 Dec. 2006 Mar. 2006

CORNERSTONE III

                      NET UNREALIZED GAINS
                        ON OPEN CONTRACTS      LONGEST MATURITIES
                   --------------------------- -------------------
                               OFF-                        OFF-
                   EXCHANGE- EXCHANGE-         EXCHANGE- EXCHANGE-
              YEAR  TRADED    TRADED    TOTAL   TRADED    TRADED
              ---- --------- --------- ------- --------- ---------
                       $         $        $
              2006  413,691   118,295  531,986 Jun. 2008 Mar. 2007
              2005  730,649   140,482  871,131 Jun. 2007 Mar. 2006

CORNERSTONE IV

                      NET UNREALIZED GAINS
                        ON OPEN CONTRACTS       LONGEST MATURITIES
                  ----------------------------- -------------------
                              OFF-                          OFF-
                  EXCHANGE- EXCHANGE-           EXCHANGE- EXCHANGE-
             YEAR  TRADED    TRADED     TOTAL    TRADED    TRADED
             ---- --------- --------- --------- --------- ---------
                      $         $         $
             2006    --     1,429,548 1,429,548    --     Mar. 2007
             2005    --     1,973,887 1,973,887    --     Mar. 2006

  The Partnerships have credit risk associated with counterparty nonperformance. As of the date of the financial statement, the credit risk associated with the instruments in which the Partnerships trade is limited to the amounts reflected in the Partnerships' Statements of Financial Condition.

MORGAN STANLEY CORNERSTONE FUNDS

NOTES TO FINANCIAL STATEMENTS
(continued)


  The Partnerships also have credit risk because Morgan Stanley DW, MS&Co., and/or MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnerships' assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS&Co., and/or MSIL, each as a futures commission merchant for each Partnership's exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission, to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-trade futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled at December 31, 2006 and 2005 respectively, $8,921,548 and $12,695,694 for Cornerstone II and $20,879,268 and $23,142,541 for
Cornerstone III. With respect to each Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variation in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnerships are at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. Each Partnership has a netting agreement with MS&Co. These agreements, which seek to reduce both the Partnerships' and MS&Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnerships' credit risk in the event of MS&Co.'s bankruptcy or insolvency.

MORGAN STANLEY CORNERSTONE FUNDS

NOTES TO FINANCIAL STATEMENTS
(continued)


--------------------------------------------------------------------------------
5. FINANCIAL HIGHLIGHTS

CORNERSTONE II

                                                                        2006       2005       2004
                                                                     ---------  ---------  ---------
PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE, JANUARY 1:                                          $3,753.50  $4,658.88  $4,981.39
                                                                     ---------  ---------  ---------
NET OPERATING RESULTS:
  Interest Income                                                       133.97      99.05      49.43
  Expenses                                                             (367.95)   (385.64)   (455.79)
  Realized Profit (Loss)                                                 22.15    (216.88)    (85.46)
  Unrealized Profit (Loss)                                              (88.38)   (402.51)    169.13
  Proceeds from Litigation Settlement                                       --       0.60       0.18
                                                                     ---------  ---------  ---------
  Net Loss                                                             (300.21)   (905.38)   (322.51)
                                                                     ---------  ---------  ---------
NET ASSET VALUE, DECEMBER 31:                                        $3,453.29  $3,753.50  $4,658.88
                                                                     =========  =========  =========
FOR THE CALENDAR YEAR:
RATIOS TO AVERAGE NET ASSETS:
  Net Investment Loss                                                   (6.8)%     (7.5)%     (9.0)%
  Expenses before Incentive Fees                                        10.7 %     10.0 %     10.1 %
  Expenses after Incentive Fees                                         10.7 %     10.0 %     10.1 %
  Net Loss                                                              (9.9)%    (25.0)%     (8.1)%
TOTAL RETURN BEFORE INCENTIVE FEES                                      (8.0)%    (19.4)%     (6.5)%
TOTAL RETURN AFTER INCENTIVE FEES                                       (8.0)%    (19.4)%     (6.5)%
INCEPTION-TO-DATE RETURN                                               254.2 %
COMPOUND ANNUALIZED RETURN                                               5.9 %

CORNERSTONE III
                                                                        2006       2005       2004
                                                                     ---------  ---------  ---------
PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE, JANUARY 1:                                          $3,961.07  $4,218.77  $3,909.31
                                                                     ---------  ---------  ---------
NET OPERATING RESULTS:
  Interest Income                                                       156.07      96.39      44.43
  Expenses                                                             (368.45)   (304.82)   (321.01)
  Realized Profit (Loss)                                                403.85    (119.06)    872.21
  Unrealized Profit (Loss)                                              (62.59)     65.58    (290.23)
  Proceeds from Litigation Settlement                                       --       4.21       4.06
                                                                     ---------  ---------  ---------
  Net Income (Loss)                                                     128.88    (257.70)    309.46
                                                                     ---------  ---------  ---------
NET ASSET VALUE, DECEMBER 31:                                        $4,089.95  $3,961.07  $4,218.77
                                                                     =========  =========  =========
FOR THE CALENDAR YEAR:
RATIOS TO AVERAGE NET ASSETS:
  Net Investment Loss                                                   (5.2)%     (5.5)%     (6.9)%
  Expenses before Incentive Fees                                         9.1 %      8.1 %      8.0 %
  Expenses after Incentive Fees                                          9.1 %      8.1 %      8.0 %
  Net Income (Loss)                                                      3.3 %     (7.9)%      7.7 %
TOTAL RETURN BEFORE INCENTIVE FEES                                       3.3 %     (6.1)%      7.9 %
TOTAL RETURN AFTER INCENTIVE FEES                                        3.3 %     (6.1)%      7.9 %
INCEPTION-TO-DATE RETURN                                               319.5 %
COMPOUND ANNUALIZED RETURN                                               6.7 %

MORGAN STANLEY CORNERSTONE FUNDS

NOTES TO FINANCIAL STATEMENTS
(concluded)


CORNERSTONE IV

                                                                        2006       2005        2004
                                                                     ---------  ----------  ---------
PER UNIT OPERATING PERFORMANCE:
NET ASSET VALUE, JANUARY 1:                                          $5,879.98  $ 7,287.51  $7,943.73
                                                                     ---------  ----------  ---------
NET OPERATING RESULTS:
  Interest Income                                                       205.70      151.80      71.21
  Expenses                                                             (414.78)    (449.43)   (471.41)
  Realized Profit (Loss)                                                  9.94     (750.70)   (498.49)
  Unrealized Profit (Loss)                                              (54.92)    (359.20)    242.47
                                                                     ---------  ----------  ---------
  Net Loss                                                             (254.06)  (1,407.53)   (656.22)
                                                                     ---------  ----------  ---------
NET ASSET VALUE, DECEMBER 31:                                        $5,625.92  $ 5,879.98  $7,287.51
                                                                     =========  ==========  =========

FOR THE CALENDAR YEAR:
RATIOS TO AVERAGE NET ASSETS:
  Net Investment Loss                                                   (3.9)%      (4.9)%     (5.9)%
  Expenses before Incentive Fees                                         7.7 %       7.4 %      6.9 %
  Expenses after Incentive Fees                                          7.7 %       7.4 %      6.9 %
  Net Loss                                                              (6.0)%     (24.5)%    (10.8)%

TOTAL RETURN BEFORE INCENTIVE FEES                                      (4.3)%     (19.3)%     (8.3)%
TOTAL RETURN AFTER INCENTIVE FEES                                       (4.3)%     (19.3)%     (8.3)%
INCEPTION-TO-DATE RETURN                                               477.0 %
COMPOUND ANNUALIZED RETURN                                               9.3 %

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