Form 10-Q
period 2007-03-31
MORGAN STANLEY CORNERSTONE FUND II L.P.
filed 2007-05-11
CIK 736999

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	March 31, 2007




PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of March 31, 2007
		(Unaudited) and December 31, 2006 ........................ 2

		Statements of Operations for the Quarters Ended
		March 31, 2007 and 2006 	(Unaudited)....................... 3

		Statements of Changes in Partners? Capital for the
		Quarters Ended March 31, 2007 and 2006 	(Unaudited).........4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2007 and 2006 (Unaudited)........................5

		Notes to Financial Statements (Unaudited) ............. 6-12

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations ..... 13-22

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk ....................................... 22?35

Item 4.	Controls and Procedures ...............................35

Item 4T.	Controls and Procedures ...............................35


PART II. OTHER INFORMATION

Item 1A.Risk Factors...........................................36

Item 6.	Exhibits...............................................36





       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY CORNERSTONE FUND II L.P.
	STATEMENTS OF FINANCIAL CONDITION
	March 31,	December 31,
	        2007        	        2006
	$	$
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Unrestricted cash	7,234,088	8,331,036
	Restricted cash	    502,260	        524,953

	     Total cash	   7,736,348	     8,855,989

	Net unrealized gain on open contracts (MS&Co.)	       66,485	       258,505

	     Total Trading Equity	7,802,833	 9,114,494

Due from Morgan Stanley DW	45,293       	        16,888
Interest receivable (Morgan Stanley DW)	       26,787               	        29,322

	     Total Assets	   7,874,913	   9,160,704

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

Redemptions payable	98,377	86,657
Accrued administrative expenses	30,242	         29,687
Accrued management fees	       22,881	         26,632

   	    Total Liabilities	    151,500	       142,976

Partners? Capital

Limited Partners (2,423.717 and
    2,525.775 Units, respectively)	7,460,044	8,722,240
General Partner (85.567 Units)	     263,369	         295,488

	     Total Partners? Capital	    7,723,413	    9,017,728

	     Total Liabilities and Partners? Capital	   7,874,913	    9,160,704

NET ASSET VALUE PER UNIT	    3,077.94                             3,453.29


	The accompanying notes are an integral part of these financial statements.

       <table>	MORGAN STANLEY CORNERSTONE FUND II L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)

  	   	     For the Quarters Ended March 31,


                                                                         		        2007    	      2006
                                                                               	                      $		          $
INVESTMENT INCOME
	Interest income (Morgan Stanley DW)		    86,211			   106,410

EXPENSES
	Brokerage commissions (Morgan Stanley DW)		121,028	177,732
	Management fees 	   	73,745	   104,199
	Common administrative expenses		12,000	    11,000
	Transaction fees and costs		     10,998	    11,313

		Total Expenses		    217,771	   304,244

NET INVESTMENT LOSS	    (131,560)	   (197,834)

TRADING RESULTS
Trading loss:
	Realized			(637,376)	(383,949)
	Net change in unrealized	      	   (192,020)	   (495,255)

   		 Total Trading Results		   (829,396)	   (879,204)

NET LOSS 	    (960,956)	      (1,077,038)

NET LOSS ALLOCATION

	Limited Partners                                                  		(928,837)	   (1,043,986)
	General Partner                                               	      	(32,119)	  (33,052)

NET LOSS PER UNIT

	Limited Partners                                                  		                (375.35)	(328.66)
	General Partner                                                   		             (375.35)	(328.66)






	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY CORNERSTONE FUND II L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Quarters Ended March 31, 2007 and 2006
	(Unaudited)




			                                                         Units of
			                                                      Partnership	 Limited	     General
			                                                         Interest    	     Partners   	          Partner    	     Total
					$	      $	 $
Partners? Capital,
   December 31, 2005	3,361.727	12,240,749	377,478	12,618,227

Net Loss	?	(1,043,986)	(33,052)	(1,077,038)

Redemptions	    (251.434)	    (888,932)	            ?     	    (888,932)

Partners? Capital,
   March 31, 2006	  3,110.293	 10,307,831	  344,426	 10,652,257




Partners? Capital,
   December 31, 2006	2,611.342	 8,722,240	295,488	9,017,728

Net Loss	?	(928,837)	(32,119)	(960,956)

Redemptions	    (102.058)	    (333,359)	            ?     	    (333,359)

Partners? Capital,
   March 31, 2007	  2,509.284	 7,460,044	  263,369	 7,723,413















The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY CORNERSTONE FUND II L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)




				   For the Quarters Ended March 31,

				            2007      	      2006
				     $	$
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss		(960,956)	(1,077,038)
Noncash item included in net loss:
	Net change in unrealized	192,020	495,255

(Increase) decrease in operating assets:
	Restricted cash	22,693	86,168
	Due from Morgan Stanley DW	(28,405)	(39,459)
	Interest receivable (Morgan Stanley DW)	2,535	941

Increase (decrease) in operating liabilities:
	Accrued administrative expenses	   555      	  4,084
	Accrued management fees	        (3,751)	          (5,738)

Net cash used for operating activities	    (775,309)	     (535,787)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid for redemptions of Units	   (321,639)	      (884,387)

Net cash used for financing activities	   (321,639)	      (884,387)

Net decrease in unrestricted cash	(1,096,948)	(1,420,174)

Unrestricted cash at beginning of period	   8,331,036	   11,242,503

Unrestricted cash at end of period	    7,234,088	    9,822,329







	The accompanying notes are an integral part of these financial statements.



       MORGAN STANLEY CORNERSTONE FUND II L.P.
NOTES TO FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Cornerstone Fund II L.P. (the ?Partnership?). The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2006, Annual Report on Form 10-K.

1.  Organization
Morgan Stanley Cornerstone Fund II L.P. is a New York limited partnership organized in 1983 to engage in the speculative trading of futures contracts, options on futures contracts, and forward contracts on foreign currencies and other commodity interests.
The Partnership is one of the Morgan Stanley Cornerstone Funds, comprised of the Partnership, Morgan Stanley Cornerstone Fund III L.P., and Morgan Stanley Cornerstone Fund IV L.P.

The Partnership?s general partner is Demeter Management Corporation (?Demeter?). Effective April 1, 2007, Morgan Stanley DW Inc. (?Morgan Stanley DW?), which previously acted as the non-clearing broker, was merged into Morgan Stanley & Co. Incorporated (?MS&Co.?), which has assumed all of the responsibilities of Morgan Stanley DW. Upon completion of the merger, MS&Co. has
       MORGAN STANLEY CORNERSTONE FUND II L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

become the Partnership?s principal commodity broker-dealer and also acts as the counterparty on all trading of foreign currency forward contracts. In addition, Morgan Stanley & Co. International Limited (?MSIL?) serves as the commodity broker for trades on the London Metal Exchange. Effective April 13, 2007, Morgan Stanley & Co. International Limited changed its name to Morgan Stanley & Co. International plc. The commodity brokers prior to April 1, 2007, were Morgan Stanley DW, MS&Co., and MSIL. Demeter, MS&Co., and MSIL are wholly-owned subsidiaries of Morgan Stanley. The trading managers to the Partnership are Northfield Trading L.P. and John W. Henry & Company, Inc. (individually, a ?Trading Manager?, or collectively, the ?Trading Managers?).

2.  Related Party Transactions
The Partnership's cash is on deposit with Morgan Stanley DW (through March 31, 2007), MS&Co., and MSIL in futures, forward, and options trading accounts to meet margin requirements as needed. Monthly, MS&Co. (Morgan Stanley DW, prior to April 1,
2007) pays the Partnership interest income on 80% of its average daily Net Assets at a rate equal to the average yield on 13-week U.S. Treasury bills. The Partnership pays brokerage commissions to MS&Co. (Morgan Stanley DW, prior to April 1, 2007).


       MORGAN STANLEY CORNERSTONE FUND II L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The net unrealized gains (losses) on open contracts, reported as a component of ?Equity in futures interests trading accounts? on the Statements of Financial Condition, and their longest contract maturities were as follows:







       MORGAN STANLEY CORNERSTONE FUND II L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


                  Net Unrealized Gains(Losses)
                        On Open Contracts                 Longest Maturities

                Exchange-  Off-Exchange-             Exchange-  Off-Exchange-
Date             Traded      Traded        Total      Traded       Traded
                   $            $            $

Mar. 31, 2007	136,565	(70,080)	66,485	Dec. 2007	Jun. 2007
Dec. 31, 2006	 65,559	192,946	258,505	Dec. 2007	Mar. 2007
The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership's Statements of Financial Condition.




The Partnership also has credit risk because Morgan Stanley DW (through March 31, 2007), MS&Co., and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW (through March 31, 2007), MS&Co., and MSIL, each as a futures commission merchant for the Partnership?s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all
       MORGAN STANLEY CORNERSTONE FUND II L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $7,872,913 and $8,921,548 at March 31, 2007 and December 31, 2006, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at Morgan Stanley DW for the benefit of MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS&Co. This agreement, which seeks to reduce both the Partnership?s and MS&Co.?s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS&Co.?s bankruptcy or insolvency.

       MORGAN STANLEY CORNERSTONE FUND II L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

4.  New Accounting Developments
In July 2006, the Financial Accounting Standards Board (?FASB?) issued interpretation No. 48, ?Accounting for Uncertainty in Income Taxes ? an interpretation of FASB Statement 109? (?FIN 48?). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements. FIN 48 is effective for the Partnership as of January 1, 2007. Based on its analysis, management believes that the adoption of FIN 48 will not impact the Partnership?s Financial Statements.




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






       Item 2. MANAGEMENT?S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Liquidity. The Partnership deposits its assets with Morgan Stanley DW (through March 31, 2007), MS&Co., and MSIL as commodity brokers in separate futures, forward, and options trading accounts established for each Trading Manager. Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership?s trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. Since the Partnership?s sole purpose is to trade in futures, forwards, and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

Results of Operations
General. The Partnership?s results depend on the Trading Managers and the ability of each Trading Manager?s trading program to take advantage of price movements in the futures, forward, and options markets. The following presents a summary of the Partnership?s operations for the three month periods ended March 31, 2007 and 2006, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Managers trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Managers or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Managers? trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.
       The Partnership?s results of operations set forth in the financial statements on pages 2 through 12 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading profit (loss)? for open (unrealized) contracts, and recorded as ?Realized trading profit (loss)? when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, brokerage commissions, and transaction fees and costs of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.


       For the Quarter Ended March 31, 2007
The Partnership recorded total trading results including interest income totaling $(743,185) and expenses totaling $217,771, resulting in a net loss of $960,956 for the quarter ended March 31, 2007. The Partnership?s net asset value per Unit decreased from $3,453.29 at December 31, 2006 to $3,077.94 at March 31,
2007.

The most significant trading losses of approximately 8.6% were recorded in the currency sector during January from both short and long positions in the South African rand versus the U.S. dollar as the value of the South African rand moved without consistent direction due to conflicting economic data out of South Africa. Further losses were recorded from short positions in the South African rand versus the U.S. dollar during March as the value of the South African rand reversed sharply higher relative to the U.S. dollar on expectations that increased demand for South Africa?s exports would significantly improve the South African economy. Elsewhere in the currency markets, losses were recorded during January from long positions in the Australian dollar and New Zealand dollar versus the U.S. dollar as the value of the U.S. dollar strengthened against these currencies after a government report showed that U.S. job growth had been unexpectedly higher during December 2006. Short positions in the New Zealand dollar versus the U.S. dollar resulted in further losses during February as the value of the New Zealand dollar
       reversed higher amid speculation that the Reserve Bank of
New Zealand would increase its benchmark interest rate in the near-term. Losses were also recorded during March from both short and long positions in the Australian dollar versus the U.S. dollar as the value of the Australian dollar moved without consistent direction due to uncertainty regarding the future interest rate policy of the Reserve Bank of Australia. Elsewhere in the currency markets, long positions in the British pound versus the U.S. dollar experienced losses during February as the value of the British pound weakened against the U.S. dollar after a report showed U.K. services growth had slowed in January. Further losses were incurred during March from newly established short positions in the British pound versus the U.S. dollar as the value of the British pound moved higher. Smaller losses were experienced from short positions in the Mexican peso versus the U.S. dollar as the Mexican peso strengthened on increased speculation of an interest rate hike from the Bank of Mexico. Additional losses of approximately 2.7% were incurred in the global stock index sector during January from long positions in U.S. and Pacific Rim equity index futures as prices weakened due to profit-taking. Further losses were experienced during February from long positions in U.S., Pacific Rim, and European stock index futures as prices reversed sharply lower after a massive sell-off in the global equity markets that began on February 27, 2007 following comments from former U.S. Federal
       Reserve Chairman Alan Greenspan that the U.S. economy could be due for a recession. Furthermore, concerns that tighter credit conditions in China and Japan might dampen global growth first sent Chinese stock markets plunging before the sell-off spread to other equity markets. Losses were also experienced during March from newly established short positions in U.S., Pacific Rim, and European equity index futures as prices drifted higher on investor sentiment that global markets had been ?over-sold? in recent weeks. Smaller losses of approximately 0.7% were recorded in the global interest rate sector primarily during February from short positions in German and U.S. fixed-income futures as prices reversed higher in a flight to quality after the aforementioned significant sell-off in the global equity markets. During March, newly established long positions in German and U.S. interest rate futures incurred losses as prices moved lower later in the month amid reduced demand for the ?safe-haven? of fixed-income investments after the stabilization of the global equity markets. Furthermore, German interest rate futures were pressured lower on strong economic data out of Germany, while U.S. interest rate prices declined after a stronger than expected government jobs report.


For the Quarter Ended March 31, 2006
The Partnership recorded total trading results including interest income totaling $(772,794) and expenses totaling $304,244,
       resulting in a net loss of $1,077,038 for the quarter ended
March 31, 2006. The Partnership?s net asset value per Unit decreased from $3,753.50 at December 31, 2005 to $3,424.84 at March 31, 2006.

The most significant trading losses of approximately 9.6% were recorded in the currency markets from long U.S. dollar positions versus the Japanese yen, Norwegian krone, and the euro as the value of the U.S. dollar moved lower during January on expectations that a string of increases in interest rates by the U.S. Federal Reserve could possibly come to an end. Also pushing the value of the U.S. dollar lower against its rivals was speculation that China might move to diversify some of its U.S. dollar based assets into other currencies. Additional losses in the currency markets were experienced during February from short positions in the Japanese yen versus the U.S. dollar as the value of the yen moved higher against the U.S. dollar after the release of better than expected Japanese machinery orders data and speculation that the Bank of Japan might move to tighten monetary policy in Japan. Losses in the currency markets were also recorded during February from long positions in the euro and the Swiss franc against the U.S. dollar as the value of these currencies declined on renewed speculation for higher U.S. interest rates. Further losses were recorded during March from short positions in euro, Swiss franc, and the Norwegian krone
       relative to the U.S. dollar as the value of these European currencies moved higher after the release of generally positive economic data from the Euro-Zone reinforced expectations that European interest rates would continue to rise. The value of the euro then reversed lower against the U.S. dollar amid negative economic data regarding European consumer spending, resulting in losses from newly established long positions. Finally, additional losses were experienced during March from both long and short positions in the Polish zloty against the U.S. dollar as the value of the zloty moved without consistent direction. Within the energy markets, losses of approximately 2.6% were experienced during February from long positions in crude oil and its related products as prices declined after an announcement by Chinese government authorities that China would place an emphasis on prospecting alternative energy sources in the future, reports of larger than expected supplies from the International Energy Agency, and mild weather in the Northeastern U.S. Further losses in the energy markets were recorded during March from short positions in the aforementioned products as prices strengthened early in the month on supply fears fueled by news of geopolitical tensions in Nigeria and Iran. Smaller losses of approximately 0.1% were incurred in the global interest rate futures markets, primarily during January, from both long and short positions in Japanese fixed-income futures as prices experienced short-term volatile price movement amid uncertainty regarding the future
       interest rate policy of the Bank of Japan and the U.S.
Federal Reserve. A portion of the Partnership?s overall losses for the quarter was offset by gains of approximately 2.6% in the metals markets primarily during January from long futures positions in copper, aluminum, zinc, and nickel as prices strengthened amid news of weak supplies, forecasts for continued buying by China, and acceleration in demand from Japan, Europe, and the U.S. Elsewhere in the metals markets, gains were recorded from long futures positions in silver and gold as precious metals prices moved higher on persistent demand from foreign central banks. Additional gains of approximately 0.4% were recorded in the global stock index futures markets during January from long positions in European stock index futures as prices trended higher on strong corporate earnings, and solid economic data. Smaller gains of approximately 0.1% were experienced in the agricultural markets from long positions in sugar futures as prices trended higher during January, moving to their highest level since 1981 in response to a decline in inventories, as well as increased ethanol demand.

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Introduction
The Partnership is a commodity pool engaged primarily in the speculative trading of futures, forwards, and options. The market-sensitive instruments held by the Partnership are acquired
       for speculative trading purposes only and, as a result, all or substantially all of the Partnership?s assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is inherent to the primary business activity of the Partnership.

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

The Partnership?s total market risk may increase or decrease as it is influenced by a wide variety of factors, including, but not
       limited to, the diversification among the Partnership?s open positions, the volatility present within the markets, and the liquidity of the markets.

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



       Quantifying the Partnership?s Trading Value at Risk
The following quantitative disclosures regarding the Partnership?s market risk exposures contain ?forward-looking statements? within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of the Partnership?s open positions is directly reflected in the Partnership?s earnings and cash flow.

The Partnership?s risk exposure in the market sectors traded by the Trading Managers is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the
       portfolio is sensitive.  The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case outcome.
Demeter uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily ?simulated profit and loss? outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

The Partnership?s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.

VaR models, including the Partnership?s, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Managers in their daily risk management activities.
       Please further note that VaR as described above may not be comparable to similarly-titled measures used by other entities.

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at March 31, 2007 and 2006. At March 31, 2007 and 2006, the Partnership?s total capitalization was approximately $8 million and $11 million, respectively.

Primary Market            March 31, 2007      March 31, 2006
Risk Category             Value at Risk        Value at Risk

Currency	          (2.94)%   	(1.22)%

Interest Rate	     (0.61) 	   (1.25)

Equity	(0.31)	(1.48)

Commodity	(0.25)	(0.23)

Aggregate Value at Risk	      (2.84)%	   (2.38)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents the VaR of the Partnership?s open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership is the speculative trading of futures, forwards, and options, the composition of its
       trading portfolio can change significantly over any given time period, or even within a single trading day. Such changes could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from April 1, 2006, through March 31, 2007.

Primary Market Risk Category	High	   Low	     Average
Currency	(2.97)%	 (1.54)%	(2.38)%

Interest Rate	(1.55)	 (0.44)	(0.90)

Equity	(1.29)	 (0.14)	(0.64)

Commodity	(0.53)	 (0.25)	(0.38)


Aggregate Value at Risk	(3.09)%	 (1.93)%	(2.57)%


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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at March 31, 2006, and for the four quarter-end reporting periods from April 1, 2006, through March 31, 2007. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future
       financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co. (Morgan Stanley DW, prior to April 1, 2007); as of March 31, 2007, such amount is equal to approximately 96% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at March 31, 2007, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency. The largest market exposure of the Partnership at March 31, 2007, was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership?s primary exposure at March 31, 2007, was to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Interest Rate. The second largest market exposure of the Partnership at March 31, 2007, was to the global interest rate sector. This exposure was primarily spread across European, U.S., and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries interest rates. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. Demeter anticipates
       that the G-7 countries? interest rates will remain the primary interest rate exposures of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Equity. At March 31, 2007, the Partnership had market exposure to the global stock index sector, primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At March 31, 2007, the Partnership?s primary exposures were to the S&P/MIB (Italy), TAIWAN (Taiwan), NASDAQ 100 (U.S.), S&P 500 (U.S.), and Hang Seng (China) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., European, and Asian stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Commodity.
Energy. The third largest market exposure of the Partnership at March 31, 2007, was to the energy sector. The Partnership?s primary energy exposure was to futures contracts in crude oil and its related products, as well as natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East,
       as well as weather patterns, and other economic
fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in price resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at March 31, 2007:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at March 31, 2007, were in the euros, Hong Kong dollars, Japanese yen, British pounds, and Canadian dollars. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Managers, separately, attempt to manage the risk of the Partnership?s open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership?s assets among different Trading Managers in a multi-manager Partnership, each of whose strategies focus on different market sectors and
       trading approaches, and by monitoring the performance of the Trading Managers daily. In addition, the Trading Managers establish diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

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

Item 4T.	CONTROLS AND PROCEDURES
Not applicable.



       PART II.  OTHER INFORMATION

Item 1A. RISK FACTORS
Information regarding risk factors appears in Item 2. ?Management?s Discussion and Analysis of Financial Condition and Results of Operations? and Item 3. ?Quantitative and Qualitative Disclosures about Market Risk? of this Form 10-Q. There have been no other material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2006.

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




                        Morgan Stanley Cornerstone Fund II L.P.
                        (Registrant)

                        By: Demeter Management Corporation
                            (General Partner)

May 15, 2007            By: /s/ Lee Horwitz
                                Lee Horwitz
                                Chief Financial Officer



The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.



















DEAN WITTER CORNERSTONE FUND II
NOTES TO FINANCIAL STATEMENTS (CONTINUED)