Form 10-Q
period 2007-06-30
MORGAN STANLEY CORNERSTONE FUND II L.P.
filed 2007-08-14
CIK 736999

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended June 30, 2007 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from               to

Commission File No. 0-13298

	MORGAN STANLEY CORNERSTONE FUND II L.P.

	(Exact name of registrant as specified in its charter)

          New York                                      13-3212871
(State or other jurisdiction of                 	  (I.R.S. Employer
incorporation or organization)                 	  Identification No.)

Demeter Management Corporation
522 Fifth Avenue, 13th Floor
New York, NY 						              10036
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code   (212) 296-1999

330 Madison Avenue, 8th Floor, New York, NY 10017


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

	June 30, 2007




PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of June 30, 2007
		(Unaudited) and December 31, 2006 ........................ 2

		Statements of Operations for the Three and Six Months
		Ended June 30, 2007 and 2006 	(Unaudited).................. 3

		Statements of Changes in Partners? Capital for the
		Six Months Ended June 30, 2007 and 2006 	(Unaudited)........4

		Statements of Cash Flows for the Six Months Ended
		June 30, 2007 and 2006 (Unaudited).........................5

		Notes to Financial Statements (Unaudited) ............. 6-12

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations ..... 13-26

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk ....................................... 26?38

Item 4.	Controls and Procedures ............................38-39

Item 4T.	Controls and Procedures ...............................39


PART II. OTHER INFORMATION

Item 1A.Risk Factors...........................................40

Item 6.	Exhibits...............................................40





       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY CORNERSTONE FUND II L.P.
	STATEMENTS OF FINANCIAL CONDITION
	June 30,	December 31,
	        2007        	        2006
	$	$
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Unrestricted cash	8,052,008	8,331,036
	Restricted cash	      302,976	        524,953

	     Total cash	     8,354,984	     8,855,989

	Net unrealized gain on open contracts (MS&Co.)	       107,417	       258,505

	     Total Trading Equity	8,462,401	 9,114,494

Interest receivable (MS&Co.)	26,401               	        29,322
Due from MS&Co.	                23,595	         16,888

	     Total Assets	     8,512,397	    9,160,704

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

Redemptions payable	106,208	86,657
Accrued administrative expenses	31,597	         29,687
Accrued management fees	         24,736	          26,632

   	    Total Liabilities	       162,541	        142,976

Partners? Capital

Limited Partners (2,295.644 and
   2,525.775 Units, respectively)	8,080,351	8,722,240
General Partner (76.567 and
   85.567 Units, respectively)	       269,505	         295,488

	     Total Partners? Capital	    8,349,856	      9,017,728

	     Total Liabilities and Partners? Capital	   8,512,397	      9,160,704

NET ASSET VALUE PER UNIT	    3,519.86                             3,453.29


	The accompanying notes are an integral part of these financial statements.

	       <table> MORGAN STANLEY CORNERSTONE FUND II L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)

                             For the Three Months	                          For the Six Months
  	                  Ended June 30,     	                          Ended June 30,


                         2007   	        2006    	       2007   	    2006
                           $	           $	           $ 	 $
INVESTMENT INCOME
	Interest income (MS&Co.)	    79,034		   102,983		  165,245 		           209,393

EXPENSES
	Brokerage commissions (MS&Co.)	130,746	167,425	251,774		345,157
	Management fees	    73,195	  94,124	    146,940	 	198,323
	Common administrative expenses	    12,000	    12,000	       24,000	     	     23,000
	Transaction fees and costs	           8,147	        11,226	       19,145		        22,539

		   Total Expenses 	       224,088	      284,775		     441,859	      589,019

NET INVESTMENT LOSS 	      (145,054)	    (181,792)	    (276,614)		     (379,626)

TRADING RESULTS
Trading profit (loss):
	Realized	1,193,787	 211,555	556,411		(172,394)
	Net change in unrealized	         40,932	      20,422 	   (151,088)	 	     (474,833)

	           Total Trading Results	    1,234,719	    231,977	    405,323		     (647,227)

NET INCOME (LOSS)	    1,089,665	      50,185	     128,709		   (1,026,853)

NET INCOME (LOSS) ALLOCATION

	Limited Partners	1,052,764	 48,045	 123,927		(995,941)
	General Partner 	                    36,901	  2,140	4,782		(30,912)


NET INCOME (LOSS) PER UNIT

	Limited Partners                                                	441.92	7.29	  66.57	(321.37)
	General Partner                                                 	441.92	7.29                     66.57	(321.37)









	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY CORNERSTONE FUND II L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Six Months Ended June 30, 2007 and 2006
	(Unaudited)




			                                                         Units of
			                                                      Partnership	 Limited	     General
			                                                         Interest    	     Partners   	          Partner    	     Total
					$	      $	 $
Partners? Capital,
   December 31, 2005	3,361.727	12,240,749	377,478	12,618,227

Net Loss	?	(995,941)	(30,912)	(1,026,853)

Redemptions	    (453.581)	   (1,581,383)	       (28,864)	    (1,610,247)

Partners? Capital,
   June 30, 2006	  2,908.146	 9,663,425	  317,702	 9,981,127




Partners? Capital,
   December 31, 2006	2,611.342	 8,722,240	295,488	9,017,728

Net Income	?	123,927	4,782	128,709

Redemptions	    (239.131)	 (765,816)	       (30,765)	  (796,581)

Partners? Capital,
   June 30, 2007	  2,372.211	 8,080,351	  269,505	 8,349,856















The accompanying notes are an integral part of these financial statements.

       <table>	MORGAN STANLEY CORNERSTONE FUND II L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)




				   For the Six Months Ended June 30,

				            2007      	      2006
				     $	$

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	128,709	(1,026,853)
Noncash item included in net income (loss):
	Net change in unrealized	151,088	474,833

(Increase) decrease in operating assets:
	Restricted cash	221,977	793,267
	Interest receivable (MS&Co.)	2,921	1,723
	Due from MS&Co.	(6,707)	(13,638)

Increase (decrease) in operating liabilities:
	Accrued administrative expenses	                     1,910	           (9,381)
	Accrued management fees	          (1,896)	           (8,300)

Net cash provided by operating activities	        498,002	         211,651


CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid for redemptions of Units	      (777,030)	     (1,810,253)

Net cash used for financing activities	      (777,030)	     (1,810,253)

Net decrease in unrestricted cash	(279,028)	(1,598,602)

Unrestricted cash at beginning of period	    8,331,036	   11,242,503

Unrestricted cash at end of period	     8,052,008	     9,643,901






	The accompanying notes are an integral part of these financial statements.



       MORGAN STANLEY CORNERSTONE FUND II L.P.
NOTES TO FINANCIAL STATEMENTS
June 30, 2007
(Unaudited)

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

The Partnership?s general partner is Demeter Management Corporation (?Demeter?). Morgan Stanley & Co. Incorporated (?MS&Co.?) is the Partnership?s principal commodity broker-dealer and also acts as the counterparty on all trading of foreign currency forward contracts. In addition, Morgan Stanley & Co. International plc (?MSIL?) serves as the commodity broker for
       MORGAN STANLEY CORNERSTONE FUND II L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

trades on the London Metal Exchange. Effective April 13, 2007, Morgan Stanley & Co. International Limited changed its name to Morgan Stanley & Co. International plc. Demeter, MS&Co., and MSIL are wholly-owned subsidiaries of Morgan Stanley. The trading managers to the Partnership are Northfield Trading L.P. and John W. Henry & Company, Inc. (individually, a ?Trading Manager?, or collectively, the ?Trading Managers?).

2.  Related Party Transactions
The Partnership's cash is on deposit with MS&Co. and MSIL in futures, forward, and options trading accounts to meet margin requirements as needed. Monthly, MS&Co. pays the Partnership interest income on 80% of its average daily Net Assets at a rate equal to the average yield on 13-week U.S. Treasury bills. The Partnership pays brokerage commissions to MS&Co.

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

       MORGAN STANLEY CORNERSTONE FUND II L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

       MORGAN STANLEY CORNERSTONE FUND II L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

                  Net Unrealized Gains(Losses)
                        On Open Contracts                 Longest Maturities

                Exchange-  Off-Exchange-             Exchange-  Off-Exchange-
Date             Traded      Traded        Total      Traded       Traded
                   $            $            $

Jun. 30, 2007	121,422	(14,005)	107,417	Dec. 2008	Sep. 2007
Dec. 31, 2006	 65,559	192,946	258,505	Dec. 2007	Mar. 2007

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership's Statements of Financial Condition.


       MORGAN STANLEY CORNERSTONE FUND II L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership also has credit risk because MS&Co. and MSIL act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIL, each as a futures commission merchant for the Partnership?s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $8,476,406 and $8,921,548 at June 30, 2007, and December 31, 2006,
respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward

       MORGAN STANLEY CORNERSTONE FUND II L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS&Co. This agreement, which seeks to reduce both the Partnership?s and MS&Co.?s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS&Co.?s bankruptcy or insolvency.

4.  New Accounting Developments
In July 2006, the Financial Accounting Standards Board (?FASB?) issued interpretation No. 48, ?Accounting for Uncertainty in Income Taxes ? an interpretation of FASB Statement 109? (?FIN 48?). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements. FIN 48 was effective for the Partnership as of January 1, 2007. Based on its analysis, management believes that the adoption of FIN 48 has no impact on the Partnership?s Financial Statements.











       MORGAN STANLEY CORNERSTONE FUND II L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

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






       Item 2. MANAGEMENT?S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Liquidity. The Partnership deposits its assets with MS&Co. and MSIL as commodity brokers in separate futures, forward, and options trading accounts established for each Trading Manager. Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership?s trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. Since the Partnership?s sole purpose is to trade in futures, forwards, and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

Results of Operations
General. The Partnership?s results depend on the Trading Managers and the ability of each Trading Manager?s trading program to take advantage of price movements in the futures, forward, and options markets. The following presents a summary of the Partnership?s operations for the three and six month periods ended June 30, 2007, and 2006, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Managers trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Managers or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Managers? trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.
       The Partnership?s results of operations set forth in the financial statements on pages 2 through 12 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading profit (loss)? for open (unrealized) contracts, and recorded as ?Realized trading profit
(loss)? when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, brokerage commissions, and transaction fees and costs of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.


       For the Three and Six Months Ended June 30, 2007
The Partnership recorded total trading results including interest income totaling $1,313,753 and expenses totaling $224,088 resulting in net income of $1,089,665 for the three months ended June 30, 2007. The Partnership?s net asset value per Unit increased from $3,077.94 at March 31, 2007, to $3,519.86 at June 30, 2007.

The most significant trading gains of approximately 5.5% were recorded in the global interest rate sector primarily during May and June from short positions in European fixed-income futures as prices weakened after news from the Ifo Institute that German business sentiment climbed to the second-highest level on record and news of an increasing U.K. consumer confidence index. European interest rate futures prices continued to fall after a report showing real Gross Domestic Product in the Euro-Zone had increased more than expected in the first quarter of 2007, news that Germany's seasonally adjusted unemployment rate had reached its lowest level since 1995, and news that housing prices in the United Kingdom had shown their biggest jump in 2007. Elsewhere, gains were recorded from short positions in U.S. fixed-income futures as prices moved lower during May and June after the Philadelphia Federal Reserve's index of regional manufacturing increased more than expected in April, Federal Reserve Bank of Richmond President Jeffrey Lacker stated there were still inflationary concerns present in the U.S. economy, and the Conference Board's index of leading economic indicators showed that five of the ten categories for the U.S. economy showed improvement. Additional gains of approximately 5.3% were experienced in the currency sector primarily during April and May from short positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen weakened relative to its major rivals in a continuation of the carry-trade after news that the Tankan survey was weaker than expected and a decline in Japanese industrial production increased speculation that Japanese economic growth was not sufficient to warrant an increase in interest rates by the Bank of Japan. Elsewhere, gains were recorded from long positions in the Brazilian real and Australian dollar versus the U.S. dollar primarily during April and May as these currencies moved higher relative to the U.S. dollar after strong economic data out of Australia and Brazil added to growing investor sentiment that the respective Central Banks of these countries would raise interest rates in order to combat inflation. Additionally, the value of the U.S. dollar declined against these currencies leading up to and after the U.S. Federal Reserve?s decision to leave interest rates steady at 5.25%. Smaller gains of approximately 3.0% were recorded in the global stock index sector primarily during April and May from long positions in U.S. and European equity index futures as prices moved higher on continued strong corporate earnings and increased merger and acquisition activity. Furthermore, gains were recorded during June from long positions in Hong Kong and Taiwanese equity index futures as prices increased amid investor optimism regarding future earnings in the technology sector. A portion of the Partnership?s gains during the quarter was offset by losses of approximately 0.6% incurred in the energy markets throughout the quarter from both short and long positions in natural gas futures as prices moved without consistent direction due to conflicting data regarding supply and demand.


The Partnership recorded total trading results including interest income totaling $570,568 and expenses totaling $441,859, resulting in net income of $128,709 for the six months ended June 30, 2007. The Partnership?s net asset value per Unit increased from $3,453.29 at December 31, 2006, to $3,519.86 at June 30, 2007.

The most significant trading gains of approximately 4.8% were experienced in the global interest rate sector primarily during January, May, and June from short positions in European fixed-income futures as prices fell initially after reports showed confidence in the Euro-Zone economy stayed close to a six-year high in December. Prices continued to fall after strong economic data reported in the United Kingdom and Germany increased inflation concerns. During May and June, European interest rate futures prices declined after a report showing real Gross Domestic Product in the Euro-Zone had increased more than expected in the first quarter of 2007, news that Germany's seasonally adjusted unemployment rate had reached its lowest level since 1995, and data indicating that housing prices in the United Kingdom had shown their biggest jump in 2007. Elsewhere, gains were recorded during January from short positions in U.S. interest rate futures as prices fell amid speculation that the U.S. Federal Reserve would not cut interest rates during the first quarter of 2007. Further gains were experienced from short positions in U.S. interest rate futures as prices declined during May and June after Federal Reserve Bank of Richmond President Jeffrey Lacker stated there were still inflationary concerns present in the U.S. economy and the Conference Board's index of leading economic indicators showed that five of the ten categories for the U.S. economy showed improvement. Smaller gains of approximately 0.3% were recorded in the global stock index sector primarily during April and May from long positions in U.S. and European equity index futures as prices moved higher on continued strong corporate earnings and increased merger and acquisition activity. Furthermore, gains were recorded during June from long positions in Hong Kong and Taiwanese equity index futures as prices increased amid investor optimism regarding future earnings in the technology sector. A portion of the Partnership?s gains in the first six months of the year was offset by losses of approximately 3.8% recorded in the currency sector primarily during the first quarter of the year. During January, losses were incurred from both short and long positions in the South African rand versus the U.S. dollar as the value of the South African rand moved without consistent direction due to
       conflicting economic data out of South Africa.  Further losses were recorded from short positions in the South African rand versus the U.S. dollar during March as the value of the South African rand reversed sharply higher relative to the U.S. dollar on expectations that increased demand for South Africa?s exports would significantly improve the South African economy. Elsewhere, losses were experienced from short positions in the Mexican peso versus the U.S. dollar as the value of the Mexican peso strengthened on increased speculation of an interest rate hike from the Bank of Mexico. Smaller losses of approximately 0.6% were incurred in the energy markets primarily during March, April, May, and June from both short and long positions in natural gas futures as prices moved without consistent direction due to conflicting data regarding supply and demand.


For the Three and Six Months Ended June 30, 2006
The Partnership recorded total trading results including interest income totaling $334,960 and expenses totaling $284,775, resulting in net income of $50,185 for the three months ended June 30, 2006. The Partnership?s net asset value per Unit increased from $3,424.84 at March 31, 2006, to $3,432.13 at June 30, 2006.

The most significant trading gains of approximately 1.3% were recorded in the global interest rate markets from short positions in U.S. and European fixed-income investments as prices trended lower. In the U.S. interest rate markets, prices declined in
       April following the release of stronger than expected economic data. Similarly in Europe, rising equity prices, strong economic growth, and concerns about rising oil prices pressured European fixed-income futures prices lower. U.S fixed-income futures prices continued to move lower into May amid higher than forecasted manufacturing and construction data and the sixteenth consecutive interest rate hike by the U.S. Federal Reserve. A portion of the Partnership?s gains in the second quarter was offset by losses of approximately 0.9% in the global equity index market from long positions in U.S. and European stock index futures as equity prices reversed lower during May and continued falling into June. The weakness in the equity markets was attributed to inflation fears and uncertainty regarding global interest rate policies. Losses of approximately 0.6% were incurred in the energy sector from short positions in natural gas futures as prices moved higher in April on fears of a possible supply shortage. In June, newly established long positions in natural gas futures recorded additional losses as prices reversed higher on reports from the U.S. Department of Energy showing higher domestic inventories and fears of a slowing global economy. Smaller losses of approximately 0.2% were recorded in the currency sector from short positions in the Japanese yen and Australian dollar relative to the U.S. dollar as the U.S. dollar weakened in April on news that foreign central banks, including Russia, Sweden and several Middle Eastern central banks, were
       diversifying their currency reserves away from the U.S.
dollar. Also pressuring the value of the U.S. dollar lower were concerns over the steep U.S. trade deficit and speculation that the U.S. Federal Reserve might be near the end of its interest rate tightening campaign. In addition to the U.S. dollar weakening, the Japanese yen strengthened on speculation of a possible Bank of Japan interest rate hike, while the Australian dollar moved higher on an unexpected interest rate hike by the Reserve Bank of Australia in May. Additional losses were incurred from long positions in the British pound relative to the U.S dollar as the U.S. dollar reversed higher in June after hawkish comments from several U.S. Federal Reserve officials, including U.S. Federal Reserve Chairman Ben Bernanke, implied another interest rate hike was necessary to help contain rising inflation. The value of the U.S. dollar continued to move higher leading up to the seventeenth consecutive interest rate hike by the U.S. Federal Reserve on June 29th. Conversely, the value of the British pound declined further against its major rivals on economic data showing the unemployment rate in the United Kingdom at its highest level since September 2002.


The Partnership recorded total trading results including interest income totaling $(437,834) and expenses totaling $589,019, resulting in a net loss of $1,026,853 for the six months ended June 30, 2006. The Partnership?s net asset value per Unit decreased from $3,753.50 at December 31, 2005, to $3,432.13 at June 30, 2006.

The most significant trading losses of approximately 9.8% were experienced in the currency markets from long U.S. dollar positions versus the Japanese yen and Australian dollar. During April and May, the U.S. dollar moved lower on news that foreign central banks were beginning to diversify their currency reserves away from U.S. dollar-denominated assets, as well as uncertainty regarding the future of the U.S. Federal Reserve?s interest rate tightening campaign. The Japanese yen moved higher against the U.S. dollar during January and February as strong economic data out of the region increased speculation that the Bank of Japan would raise interest rates. During April, the Japanese yen strengthened on speculation of a possible Bank of Japan interest rate hike, while the Australian dollar moved higher on an unexpected interest rate hike by the Reserve Bank of Australia in May. Losses of approximately 3.2% were experienced in the energy sector during February from long futures positions in crude oil and its related products as prices declined after an announcement by Chinese government authorities that China would place an emphasis on prospecting alternative energy sources in the future, reports of larger than expected supplies from the International Energy Agency, and mild weather in the U.S. Northeast.
Additional losses in the energy sector were recorded during March from short futures positions in the aforementioned products as prices strengthened early in the month on supply fears fueled by
       news of geopolitical tensions in Nigeria and Iran. Further losses were incurred from long futures positions in crude oil and its related products in May and June as prices declined on reports of domestic inventory levels at eight-year highs, the news of the death of Iraqi insurgent leader Abu Musab al-Zarqawi, and positive steps taken regarding the nuclear standoff between the U.S. and Iran. Smaller losses, approximately 0.5%, were recorded in the global stock index sector from long positions in U.S. and Japanese equity index futures. During February, Japanese equity markets moved lower on uncertainty regarding the future of the interest rate policy of the Bank of Japan. Additional losses in the global stock index futures markets were recorded during March from long positions in S&P 500 Index futures as prices moved lower early in the month amid disappointing readings of U.S. housing, consumer confidence, and the Chicago purchasing managers index data. U.S. equity markets further weakened in May on inflation fears and uncertainty regarding global interest rate policy. A portion of the Partnership?s losses in the first six months of the year was offset by gains of approximately 2.6% experienced in the metals markets, primarily during January, from long futures positions in copper, aluminum, zinc, and nickel as prices strengthened amid news of weak supplies, forecasts for continued buying by China, and acceleration in demand from Japan, Europe, and the U.S. Elsewhere in the metals markets, gains were recorded from long futures positions in silver and gold as precious metals prices moved higher in January on persistent demand from foreign central banks. Gains of approximately 1.3%
       were recorded in the global interest rate sector from short positions in U.S. and European fixed-income investments as prices trended lower throughout April. In the U.S. markets, prices declined following the release of stronger than expected economic data. Similarly in Europe, rising equity prices and strong economic growth pressured European fixed-income futures prices lower. U.S fixed-income futures prices continued to move lower into May amid higher than forecasted manufacturing and construction data and the sixteenth consecutive interest rate hike by the U.S. Federal Reserve. Smaller gains of approximately 0.1% were experienced in the agricultural markets from long positions in sugar futures as prices trended higher during January, moving to their highest level since 1981 in response to a decline in inventories, as well as increased ethanol demand.

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

       The futures, forwards, and options traded by the
Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

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

Quantifying the Partnership?s Trading Value at Risk
The following quantitative disclosures regarding the Partnership?s market risk exposures contain ?forward-looking statements? within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-
       looking statements for purposes of the safe harbor, except for statements of historical fact.

The Partnership accounts for open positions on the basis of mark to market accounting principles. Any loss in the market value of the Partnership?s open positions is directly reflected in the Partnership?s earnings and cash flow.

The Partnership?s risk exposure in the market sectors traded by the Trading Managers is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does
not represent the worst case outcome.   Demeter uses approximately
four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily ?simulated profit and loss? outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at June 30, 2007, and 2006. At
       June 30, 2007, and 2006, the Partnership?s total
capitalization was approximately $8 million and $10 million, respectively.

Primary Market            June 30, 2007        June 30, 2006
Risk Category             Value at Risk        Value at Risk

Currency	         (2.13)%	 (1.54)%

Interest Rate	(0.45)	     (1.00)

Equity	(0.36)	(0.14)

Commodity	(0.52)	(0.31)

Aggregate Value at Risk	      (2.31)%	(1.93)%


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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a
       percentage of total Net Assets for the four quarter-end reporting periods from July 1, 2006, through June 30, 2007.
Primary Market Risk Category	High	   Low	     Average
Currency	(2.97)%	(2.05)%	(2.52)%

Interest Rate	(1.55)	(0.44)	(0.76)

Equity	(1.29)	(0.31)	(0.70)

Commodity	(0.53)	(0.25)	(0.44)


Aggregate Value at Risk	(3.09)%	(2.31)%	(2.66)%


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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at June 30, 2006, and for the four quarter-end reporting periods from July 1, 2006, through June 30, 2007. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co.; as of June 30, 2007, such amount is equal to approximately 98% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s Net Assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act.
       The Partnership?s primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Managers for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at June 30, 2007, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency. The largest market exposure of the Partnership at June 30, 2007, was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership?s primary exposure at June 30, 2007, was to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Interest Rate. The third largest market exposure of the Partnership at June 30, 2007, was to the global interest rate sector. This exposure was primarily spread across U.S., European, and Japanese interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries? interest rates. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. Demeter anticipates that the G-7 countries? interest rates will remain the primary interest rate exposures of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

       Equity.  At June 30, 2007, the Partnership had market exposure to the global stock index sector, primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At June 30, 2007, the Partnership?s primary exposures were to the Hang Seng (China), NASDAQ 100 (U.S.), TAIWAN (Taiwan), FTSE 100 (U.K.), Euro Stoxx 50 (Europe), and S&P 500 (U.S.) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., European, and Asian stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Commodity.
Energy. The second largest market exposure of the Partnership at June 30, 2007, was to the energy sector. The Partnership?s primary energy exposure was to futures contracts in crude oil and its related products, as well as natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns, and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in price resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

       Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2007:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at June 30, 2007, were in the euros, Hong Kong dollars, Japanese yen, Canadian dollars, and British pounds. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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
Not applicable.



       PART II.  OTHER INFORMATION

Item 1A. RISK FACTORS
Information regarding risk factors appears in Item 2. ?Management?s Discussion and Analysis of Financial Condition and Results of Operations? and Item 3. ?Quantitative and Qualitative Disclosures about Market Risk? of this Form 10-Q. There have been no other material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2006, and the Partnership?s Report on Form 10Q for the quarter ended March 31, 2007.

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




                        Morgan Stanley Cornerstone Fund II L.P.
                        (Registrant)

                        By: Demeter Management Corporation
                            (General Partner)

August 14, 2007         By: /s/ Lee Horwitz
                                Lee Horwitz
                                Chief Financial Officer



The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.