Form 10-Q
period 2007-09-30
MORGAN STANLEY CORNERSTONE FUND II L.P.
filed 2007-11-13
CIK 736999

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	September 30, 2007




PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
		Statements of Financial Condition as of September 30, 2007
		(Unaudited) and December 31, 2006 ......................... 2

		Statements of Operations for the Three and Nine Months
		Ended September 30, 2007 and 2006 	(Unaudited)...............3

		Statements of Changes in Partners? Capital for the
		Nine Months Ended September 30, 2007 and 2006 	(Unaudited)...4

		Statements of Cash Flows for the Nine Months Ended
		September 30, 2007 and 2006 (Unaudited).....................5

		Schedules of Investments as of September 30, 2007
		(Unaudited) and December 31, 2006...........................6

		Notes to Financial Statements (Unaudited) ...............7-13

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations .......14-28

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk ........................................ 28-40

Item 4.	Controls and Procedures .............................40-41

Item 4T.	Controls and Procedures ................................41


PART II. OTHER INFORMATION

Item 1A.Risk Factors............................................42

Item 6.	Exhibits................................................42





       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY CORNERSTONE FUND II L.P.
	STATEMENTS OF FINANCIAL CONDITION
	September 30,	December 31,
	        2007        	        2006
	$	$
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Unrestricted cash	6,957,525	8,331,036
	Restricted cash	      294,937	        524,953

	     Total cash	    7,252,462	     8,855,989

	Net unrealized gain on open contracts (MS&Co.)	     236,073	       258,505

	     Total Trading Equity	7,488,535	 9,114,494

Due from MS&Co.	               21,596	         16,888
Interest receivable (MS&Co.)	       19,900               	         29,322

	     Total Assets	   7,530,031	    9,160,704

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

Redemptions payable	92,992	86,657
Accrued administrative expenses	22,310	         29,687
Accrued management fees	       21,898	          26,632

   	    Total Liabilities	     137,200	        142,976

Partners? Capital

Limited Partners (2,132.944 and
   2,525.775 Units, respectively)	7,136,644	8,722,240
General Partner (76.567 and
   85.567 Units, respectively)	                                                                 256,187	         295,488

	     Total Partners? Capital	    7,392,831	      9,017,728

	     Total Liabilities and Partners? Capital	    7,530,031	      9,160,704

NET ASSET VALUE PER UNIT	      3,345.91	                             3,453.29


	The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY CORNERSTONE FUND II L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)


                                   For the Three Months	                          For the Nine Months
        Ended September 30,     	        Ended September 30,

                               2007   	        2006    	       2007   	    2006
                             $	               $		           $ 	 $
INVESTMENT INCOME
	Interest income (MS&Co.)	       70,341		        94,278		    235,586		          303,671

EXPENSES
	Brokerage commissions (MS&Co.)	113,582	143,709	365,356		488,866
	Management fees	    67,412	  83,124	214,352 	 	281,447
	Common administrative expenses	12,000    	    13,000	36,000	     	     36,000
	Transaction fees and costs	         4,665	         10,305	     23,810		        32,844

		   Total Expenses 	     197,659	      250,138		    639,518	      839,157

NET INVESTMENT LOSS 	    (127,318)	     (155,860)	   (403,932)		     (535,486)

TRADING RESULTS
Trading profit (loss):
	Realized	(414,391)	 (180,031)	142,020		(352,425)
	Net change in unrealized	     128,656	     130,800 	      (22,432)		     (344,033)


	           Total Trading Results	    (285,735)	      (49,231)	     119,588		     (696,458)

NET LOSS	    (413,053)	    (205,091)	   (284,344)		  (1,231,944)

NET LOSS ALLOCATION

	Limited Partners	(399,735)	 (198,837) 	 (275,808)            (1,194,778)
	General Partner 	                    (13,318)	  (6,254)	(8,536)		(37,166)


NET LOSS PER UNIT

	Limited Partners                                                	(173.95)	(67.56)	(107.38)                (388.93)
	General Partner                                                	(173.95)	(67.56)	(107.38)                (388.93)



			                                                                       Units	  Units   	    Units      	           Units
WEIGHTED AVERAGE NUMBER
	OF UNITS OUTSTANDING                                 2,279.158	 2,819.554               2,421.537	              3,024.976

	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY CORNERSTONE FUND II L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Nine Months Ended September 30, 2007 and 2006
	(Unaudited)




			                                                         Units of
			                                                      Partnership	 Limited	     General
			                                                         Interest    	     Partners   	          Partner    	     Total
					$	      $	 $
Partners? Capital,
   December 31, 2005	3,361.727	12,240,749	377,478	12,618,227

Net Loss                                                                  ?		(1,194,778)	(37,166)	(1,231,944)

Redemptions                                                    (598.934)		   (2,061,815)	       (28,864)	   (2,090,679)

Partners? Capital,
   September 30, 2006                                    2,762.793		 8,984,156	  311,448	  9,295,604




Partners? Capital,
   December 31, 2006	2,611.342	 8,722,240	295,488	9,017,728

Net Loss                                                                 ?		(275,808)	(8,536)	(284,344)

Redemptions                                                    (401.831)		   (1,309,788)	       (30,765)	   (1,340,553)

Partners? Capital,
   September 30, 2007                                    2,209.511		 7,136,644	  256,187	  7,392,831













The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY CORNERSTONE FUND II L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)




				   For the Nine Months Ended September 30,

				            2007      	      2006
				     $	$

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		(284,344)	(1,231,944)
Noncash item included in net loss:
	Net change in unrealized	22,432	344,033

(Increase) decrease in operating assets:
	Restricted cash	230,016	561,894
	Due from MS&Co.	(4,708)	(32,345)
	Interest receivable (MS&Co.)	9,422	 5,207

Decrease in operating liabilities:
	Accrued administrative expenses	                              (7,377)	           (8,657)
	Accrued management fees	         (4,734)	          (10,459)

Net cash used for operating activities	       (39,293)	        (372,271)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid for redemptions of Units	  (1,334,218)	     (2,343,304)

Net cash used for financing activities	   (1,334,218)	     (2,343,304)

Net decrease in unrestricted cash	(1,373,511)	(2,715,575)

Unrestricted cash at beginning of period	   8,331,036	   11,242,503

Unrestricted cash at end of period	   6,957,525	     8,526,928






	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY CORNERSTONE FUND II L.P.
SCHEDULES OF INVESTMENTS
September 30, 2007 (Unaudited) and December 31, 2006




Futures and Forward Contracts
       Long
   Unrealized
  Gain/(Loss)

Percentage of
   Net Assets
    Short
Unrealized
Gain/(Loss)

Percentage of
   Net Assets
        Net
   Unrealized
   Gain/(Loss)

$
%
$
%
   $

September 30, 2007, Partnership Net Assets:  $7,392,831



Commodity
    21,200
        0.29
      2,920
        0.04
   24,120
Equity
      22,164
        0.30
      3,476
        0.05
     25,640
Foreign currency
    158,627
        2.15
   (47,566)
       (0.64)
 111,061
Interest rate
        4,093
        0.05
    (5,578)
       (0.08)
      (1,485)






     Grand Total:
     206,084
        2.79
  (46,748)
       (0.63)
    159,336

     Unrealized Currency Gain





      76,737

     Total Net Unrealized Gain per Statement of Financial Condition



     236,073


December 31, 2006, Partnership Net Assets:  $9,017,728









Commodity
             ?
          ?
33,387
        0.37
    33,387
Equity
       25,871
        0.29
            ?
          ?
  25,871
Foreign currency
     102,080
        1.13
    76,510
        0.85
 178,590
Interest rate
     (82,786)
       (0.92)
    89,408
        0.99
      6,622






     Grand Total:
       45,165
        0.50
  199,305
        2.21
    244,470

     Unrealized Currency Gain





     14,035

     Total Net Unrealized Gain per Statement of Financial Condition



  258,505











The accompanying notes are an integral part of these financial statements.



       MORGAN STANLEY CORNERSTONE FUND II L.P.
NOTES TO FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

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

The Partnership?s general partner is Demeter Management Corporation (?Demeter?). Morgan Stanley & Co. Incorporated (?MS&Co.?) is the Partnership?s principal commodity broker-dealer and also acts as the counterparty on all trading of foreign currency forward contracts. In addition, Morgan Stanley & Co. International plc (?MSIP?) serves as the commodity broker for
       MORGAN STANLEY CORNERSTONE FUND II L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

trades on the London Metal Exchange. Demeter, MS&Co., and MSIP are wholly-owned subsidiaries of Morgan Stanley. The trading managers to the Partnership are Northfield Trading L.P. and John
W. Henry & Company, Inc. (individually, a ?Trading Manager?, or collectively, the ?Trading Managers?).

2.  Related Party Transactions
The Partnership's cash is on deposit with MS&Co. and MSIP in futures, forward, and options trading accounts to meet margin requirements as needed. Monthly, MS&Co. pays the Partnership interest income on 80% of its average daily Net Assets at a rate equal to the average yield on 13-week U.S. Treasury bills. The Partnership pays brokerage commissions to MS&Co.

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
       MORGAN STANLEY CORNERSTONE FUND II L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

                Exchange-  Off-Exchange-             Exchange-  Off-Exchange-
Date             Traded      Traded        Total      Traded       Traded
                   $            $            $

Sep. 30, 2007	205,727	30,346	236,073	Dec. 2008	Dec. 2007
Dec. 31, 2006	 65,559	192,946	258,505	Dec. 2007	Mar. 2007

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership's Statements of Financial Condition.




The Partnership also has credit risk because MS&Co. and MSIP act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-

       MORGAN STANLEY CORNERSTONE FUND II L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each as a futures commission merchant for the Partnership?s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission (?CFTC?), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $7,458,189 and $8,921,548 at September 30, 2007, and December 31,
2006, respectively. With respect to the Partnership?s off-exchange-traded forward currency contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. With respect to those off-exchange-traded forward currency contracts, the

       MORGAN STANLEY CORNERSTONE FUND II L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS&Co. This agreement, which seeks to reduce both the Partnership?s and MS&Co.?s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS&Co.?s bankruptcy or insolvency.

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




In September 2006, the FASB issued SFAS No. 157, ?Fair Value Measurements? (?SFAS No. 157?). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS NO. 157 is


       MORGAN STANLEY CORNERSTONE FUND II L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)


effective for the Partnership as of January 1, 2008. The impact to the Partnership?s financial statements, if any, is currently being assessed.

5.  Restricted and Unrestricted Cash
As reflected on the Partnership?s Statements of Financial
Condition, restricted cash represents cash on deposit to satisfy margin requirements for trading. These amounts of restricted cash are maintained in separate trading accounts. Cash that is not on deposit to satisfy the margin requirements for trading is reflected as unrestricted cash.

Item 2. MANAGEMENT?S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Liquidity. The Partnership deposits its assets with MS&Co. and MSIP as commodity brokers in separate futures, forward, and options trading accounts established for each Trading Manager. Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership?s trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. Since the Partnership?s sole purpose is to trade in futures, forwards, and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

Results of Operations
General. The Partnership?s results depend on the Trading Managers and the ability of each Trading Manager?s trading program to take advantage of price movements in the futures, forward, and options markets. The following presents a summary of the Partnership?s operations for the three and nine month periods ended September 30, 2007, and 2006, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Managers trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Managers or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Managers? trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.
       The Partnership?s results of operations set forth in the financial statements on pages 2 through 13 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as ?Net change in unrealized trading profit (loss)? for open (unrealized) contracts, and recorded as ?Realized trading profit (loss)? when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, brokerage commissions, and transaction fees and costs of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

For the Three and Nine Months Ended September 30, 2007
The Partnership recorded total trading results including interest income totaling $(215,394) and expenses totaling $197,659 resulting in a net loss of $413,053 for the three months ended
September 30, 2007. The Partnership?s net asset value per Unit decreased from $3,519.86 at June 30, 2007, to $3,345.91 at
September 30, 2007.

The most significant trading losses of approximately 8.2% were recorded in the currency sector, primarily during July and August, from both short and long positions in the South African rand versus the U.S. dollar as the value of the rand moved without consistent direction amid uncertainty regarding the future interest rate policy of the South African Reserve Bank. Further losses were incurred primarily during July from short positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen corrected higher against most of its major rivals when traders reduced ?carry-trade? positions after the sell-off in the global equity markets resulted in investors trimming ?riskier? assets funded by loans in Japan. During August, long positions in the Australian dollar and euro versus the U.S. dollar experienced losses during the first half of the month as the value of the U.S. dollar reversed higher against these currencies as continued extreme volatility in the global equity markets and widening credit losses tied to U.S. sub-prime
       loans resulted in substantially stronger demand for U.S.
dollar-denominated government bonds. A portion of the Partnership?s losses during the quarter was offset by gains of approximately 1.2% recorded in the energy markets primarily during July and September from long futures positions in crude oil and its related products as prices moved higher amid worries that supplies of European North Sea oil were dwindling, concerns regarding U.S. refinery capacity, and after continuous hurricane activity in the Gulf of Mexico threatened production facilities. Within the global interest rate sector, short positions in U.S. and German fixed-income futures resulted in further gains of approximately 0.7% during July as prices declined due to investor sentiment that consistently strong economic data and rising global inflation would result in higher interest rates in the European Union and United States. Additional gains were experienced during August from newly established long positions in U.S. and German fixed-income futures as prices moved sharply higher in a worldwide ?flight-to-quality? after the significant decline in the global equity markets, spurred by losses in the U.S. sub-prime mortgage sector, caused investors to seek the ?safe haven? of government bonds. Smaller gains of approximately 0.5% were recorded in the global stock index sector primarily during September from long positions in U.S., Pacific Rim, and German equity index futures as prices moved higher leading up to and after the 50 basis point cut in interest rates by the U.S.
       Federal Reserve, as well as on sentiment that the easing
U.S. Federal Reserve policy would continue.

The Partnership recorded total trading results including interest income totaling $355,174 and expenses totaling $639,518, resulting in a net loss of $284,344 for the nine months ended September 30, 2007. The Partnership?s net asset value per Unit decreased from $3,453.29 at December 31, 2006, to $3,345.91 at September 30,
2007.

The most significant trading losses of approximately 11.6% were incurred in the currency sector, primarily during January, March, July, and August, from both short and long positions in the South African rand versus the U.S. dollar as the value of the South African rand moved without consistent direction due to conflicting economic data out of South Africa. Further losses were recorded from short positions in the Mexican peso versus the U.S. dollar primarily during March and April as the value of the Mexican peso moved higher amid speculation of an interest rate hike by the Bank of Mexico. Finally, losses were experienced primarily during August from long positions in the British pound, euro, Australian dollar, and New Zealand dollar versus the U.S. dollar as the value of the U.S. dollar reversed higher against these currencies as continued extreme volatility in the global equity markets and widening credit losses tied to U.S. sub-prime loans resulted in substantially stronger demand for U.S. dollar-denominated government bonds. A portion of the Partnership?s
       losses in the first nine months of the year was offset by gains of approximately 5.5% recorded in the global interest rate sector primarily during January, May, and June from short positions in European fixed-income futures as prices fell initially after reports showed confidence in the Euro-Zone economy stayed close to a six-year high in December 2006. Prices continued to fall after strong economic data reported in the United Kingdom and Germany increased inflation concerns. Elsewhere, gains were recorded during January, May, June, and July from short positions in U.S. interest rate futures as prices fell amid strength in the equity markets and consistently strong economic data out of the United States and Euro-Zone. Finally, newly established long positions in U.S. and German fixed-income futures resulted in gains during August as prices moved sharply higher in a worldwide ?flight-to-quality? after the significant decline in the global equity markets, spurred by losses in the U.S. sub-prime mortgage sector, caused investors to seek the ?safe haven? of government bonds. Additional gains of approximately 0.8% were experienced in the global stock index sector, primarily during April, May, June, and September, from long positions in German equity index futures as prices moved higher on continued strong corporate earnings and increased merger and acquisition activity. Furthermore, gains were recorded primarily during June and September from long positions in Taiwanese equity index futures as prices increased amid investor optimism regarding future earnings in the technology sector. Smaller gains of approximately 0.5% were recorded during
       January from short futures positions in crude oil and its related products as prices declined on skepticism that OPEC would cut production as much as originally pledged and after U.S. government data showed a larger than expected increase in domestic inventories of gasoline and heating oil. Newly established long futures positions in crude oil and its related products resulted in gains during February, July, and September as prices moved higher amid geopolitical uncertainty in Iraq and news that Iran would continue with its nuclear program. Furthermore, prices were pressured higher amid worries that supplies of European North Sea oil were dwindling, concerns regarding U.S. refinery capacity, and after continuous hurricane activity in the Gulf of Mexico threatened production facilities.

For the Three and Nine Months Ended September 30, 2006
The Partnership recorded total trading results including interest income totaling $45,047 and expenses totaling $250,138, resulting in a net loss of $205,091 for the three months ended September 30, 2006. The Partnership?s net asset value per Unit decreased from $3,432.13 at June 30, 2006, to $3,364.57 at September 30, 2006.

The most significant trading losses of approximately 2.3% were recorded in the currency markets during July from short U.S. dollar positions against the euro as the value of the U.S. dollar moved higher primarily due to a narrower than expected U.S. trade deficit. Furthermore, the value of the euro moved lower after the European Central Bank decided to keep interest rates unchanged.
       Elsewhere in the currency sector, short positions in the
South African rand experienced losses during July and August as the value of the rand moved higher against the U.S. dollar amid higher commodity prices and strong economic growth in South Africa. Further losses were incurred from short positions in the Mexican peso versus the U.S. dollar at the beginning of July as the value of the peso reversed higher after Felipe Calderon was declared the winner of the Mexican presidential election. Newly established long positions in the peso incurred additional losses at the end of July as the value of the peso weakened against the U.S. dollar, weighed down by fears of a slowing U.S. economy. In September, losses were incurred from long positions in the Singapore dollar and Mexican peso versus the U.S. dollar as the value of the U.S. dollar increased against these currencies after government reports showed U.S. consumer confidence rebounded and the core consumer price expenditure index hit an eleven-year high. Additionally, the Mexican peso declined after investors expressed concern that a military coup in Thailand would have a ?ripple-effect? on other emerging-market currencies. Within the global interest rate sector, losses of approximately 1.6% were incurred during July from short positions in U.S., British and German fixed-income futures as prices reversed higher on significant geopolitical concerns after North Korea conducted long-range missile tests, terrorist bombings aboard commuter trains in Bombay, India, and fears of an escalating conflict in the Middle East. In addition, U.S. interest rate futures prices were pressured higher on investor sentiment that the U.S. Federal
       Reserve will hold interest rates steady in the near-term, while British and German fixed-income futures prices moved higher on news that the Bank of England and the European Central Bank kept interest rates unchanged. Additional losses were recorded during September from long positions in U.S. fixed-income futures as prices declined during the first half of the month after better than expected economic data decreased demand. Elsewhere in the global interest rate sector, short positions in short-term European and British fixed-income futures also incurred losses as prices reversed higher at the end of September after reports showed German investor sentiment dropped to a seven-year low and second quarter U.K. Gross Domestic Product growth was revised downward. A portion of the Partnership?s overall losses for the quarter was offset by gains of approximately 1.4% experienced within the energy markets, primarily during September, from short positions in crude oil futures and its related products as prices dropped to a ten-month low amid the discovery of a large oil field in the Gulf of Mexico. Prices were also pressured lower after OPEC cut its demand forecast. Elsewhere in the energy markets, short positions in natural gas futures also recorded gains during September as prices trended lower due to consistent news of increased domestic supply by the U.S. Department of Energy and a calm hurricane season.

The Partnership recorded total trading results including interest income totaling $(392,787) and expenses totaling $839,157, resulting in a net loss of $1,231,944 for the nine months ended
       September 30, 2006.  The Partnership?s net asset value per
Unit decreased from $3,753.50 at December 31, 2005, to $3,364.57 at September 30, 2006.

The most significant trading losses of approximately 11.8% were experienced in the currency markets from short positions in the Japanese yen and Swiss franc versus the U.S. dollar as the U.S. dollar trended lower on expectations that a string of increases in interest rates by the U.S. Federal Reserve could possibly come to an end. The Japanese yen moved higher against the U.S. dollar during January and February as strong economic data out of the region increased speculation that the Bank of Japan would raise interest rates. During April, the Japanese yen strengthened on continued speculation of an interest rate hike by the Bank of Japan, while the Australian dollar moved higher on an unexpected interest rate hike by the Reserve Bank of Australia in May. During April, short positions in the Swiss franc also incurred losses as the value of the franc moved higher against the U.S. dollar on political tensions in the Middle East, which increased the demand for the ?safe haven? currency. Finally, losses were incurred from long positions in the Brazilian real versus the U.S. dollar during September as the value of the U.S. dollar increased against the real after government reports showed U.S. consumer confidence rebounded during the month and the core consumer price expenditure index hit an eleven-year high. In addition, the Brazilian real declined after investors expressed concern that a military coup in Thailand would have a ?ripple-
       effect? on other emerging-market currencies.  Within the energy markets, losses of approximately 1.9% were incurred during February from long futures positions in crude oil and its related products as prices declined after Chinese government authorities announced that China would place an emphasis on prospecting alternative energy sources in the future, reports of larger than expected supplies from the International Energy Agency, and mild weather in the U.S. Northeast. Additional losses in the energy sector were recorded during March from short futures positions as prices strengthened early in the month on supply fears fueled by news of geopolitical tensions in Nigeria and Iran. Further losses were incurred from long futures positions in crude oil and its related products in May and June as prices declined on reports of domestic inventory levels at eight-year highs, the news of the death of Iraqi insurgent leader Abu Musab al-Zarqawi, and positive steps taken regarding the nuclear standoff between the U.S. and Iran. Within the global stock index markets, losses of approximately 0.5% were incurred from long positions in U.S. and Japanese equity index futures. During March, S&P 500 Index futures prices moved lower early in the month amid disappointing readings of U.S. housing, consumer confidence, and the Chicago purchasing managers index data. U.S. equity markets further weakened in May on inflation fears and uncertainty regarding global interest rate policy. During February, Japanese equity markets moved lower on uncertainty regarding the future of the interest rate policy of the Bank of Japan. Finally, losses of approximately 0.4% were incurred during January, from both long
       and short positions in Japanese fixed-income futures as prices experienced short-term volatile price movement amid uncertainty regarding the future interest rate policy of the Bank of Japan. During July, losses were incurred within the global interest rate sector from short positions in British fixed-income futures as prices reversed higher on significant geopolitical concerns after North Korea conducted long-range missile tests, terrorist bombings aboard commuter trains in Bombay, India, and fears of an escalating conflict in the Middle East. In addition, British fixed-income futures prices moved higher on news that the Bank of England kept interest rates unchanged in August. Additional losses were recorded from short positions in short-term European and British fixed-income futures as prices reversed higher at the end of September after reports showed German investor sentiment slid to a seven-year low and second quarter U.K. Gross Domestic Product growth was revised downward. A portion of the Partnership?s overall losses for the first nine months of the year was offset by gains of approximately 2.6% in the metals markets, primarily during January, from long futures positions in copper, aluminum, zinc, and nickel as prices strengthened amid news of weak supplies, forecasts for continued buying by China, and acceleration in demand from the U.S., Europe, and Japan. Elsewhere in the metals markets, gains were recorded from long futures positions in gold and silver as precious metals prices moved higher in January on persistent demand from foreign central banks. Smaller gains of approximately 0.1% were experienced within the agricultural
       markets from long positions in sugar futures as prices trended higher during January, moving to their highest level since 1981 in response to a decline in inventories, as well as increased ethanol demand.

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

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

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

The Partnership?s past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership?s market risk is limited by the uncertainty of its speculative trading. The Partnership?s speculative trading and use of leverage may cause future losses and volatility (i.e., ?risk of ruin?) that far exceed the Partnership?s experiences to date
       under the ?Partnership?s Value at Risk in Different Market
Sectors? section and significantly exceed the Value at Risk (?VaR?) tables disclosed.

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

The Partnership?s risk exposure in the market sectors traded by the Trading Managers is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risk including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR
typically does not represent the worst case outcome.   Demeter
uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily ?simulated profit and loss? outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

The Partnership?s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.

       VaR models, including the Partnership?s, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Managers in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly-titled measures used by other entities.

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at September 30, 2007, and 2006. At September 30, 2007, and 2006, the Partnership?s total capitalization was approximately $7 million and $9 million, respectively.

Primary Market         September 30, 2007   September 30, 2006
Risk Category             Value at Risk        Value at Risk

Currency	        (1.73)% 	 (2.05)%

Equity	(0.36)	(1.29)

Interest Rate	(0.32)	     (1.55)

Commodity	(0.41)	(0.53)

Aggregate Value at Risk	      (2.01)%	(2.42)%


The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market
       category.  The Aggregate Value at Risk listed above
represents the VaR of the Partnership?s open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

Because the business of the Partnership is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Such changes could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from October 1, 2006, through September 30, 2007.

Primary Market Risk Category	High	   Low	     Average
Currency	(2.97)%	(1.73)%	(2.44)%

Equity	(0.82)	(0.31)	(0.47)

Interest Rate	(0.61)	(0.32)	(0.46)

Commodity	(0.52)	(0.25)	(0.41)


Aggregate Value at Risk	(3.09)%	(2.01)%	(2.56)%

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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at September 30, 2006, and for the four quarter-end reporting periods from October 1, 2006, through September 30, 2007. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co.; as of September 30, 2007, such amount is equal to approximately 97% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s Net Assets.

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

       The following were the primary trading risk exposures of the Partnership at September 30, 2007, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency. The largest market exposure of the Partnership at September 30, 2007, was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership?s primary exposure at September 30, 2007, was to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Equity. The third largest market exposure of the Partnership at September 30, 2007, was to the global stock index sector, primarily to equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At September 30, 2007, the Partnership?s primary exposures were to the S&P 500 (U.S.), NASDAQ 100 (U.S.), DAX
       (Germany), S&P/MIB Index (Italy), Hang Seng (China), Euro
Stoxx 50 (Europe), and TAIWAN (Taiwan) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., European, and Asian stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Interest Rate. At September 30, 2007, the Partnership had market exposure to the global interest rate sector. This exposure was primarily spread across Japanese, U.S., and European interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries? interest rates. Demeter anticipates that the G-7 countries? interest rates will remain the primary interest rate exposures of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Commodity.
Energy. The second largest market exposure of the Partnership at September 30, 2007, was to the energy sector.
 The Partnership?s primary energy exposure was to futures contracts in crude oil and its related products, as well as natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns, and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in price resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2007:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at September 30, 2007, were in the euros, Hong Kong dollars, Japanese yen, British pounds, and Canadian dollars. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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
Not applicable.



       PART II.  OTHER INFORMATION

Item 1A. RISK FACTORS
Information regarding risk factors appears in Item 2. ?Management?s Discussion and Analysis of Financial Condition and Results of Operations? and Item 3. ?Quantitative and Qualitative Disclosures about Market Risk? of this Form 10-Q. There have been no other material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2006, and the Partnership?s Report on Form 10Q for the quarters ended March 31, 2007, and June 30, 2007.

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




                        Morgan Stanley Cornerstone Fund II L.P.
                        (Registrant)

                        By: Demeter Management Corporation
                            (General Partner)

November 13, 2007       By: /s/ Lee Horwitz
                                Lee Horwitz
                                Chief Financial Officer



The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.






















DEAN WITTER CORNERSTONE FUND II
NOTES TO FINANCIAL STATEMENTS (CONTINUED)