Form 10-K
period 2007-12-31
MORGAN STANLEY CORNERSTONE FUND II L.P.
filed 2008-03-28
CIK 736999

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended December 31, 2007 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from ________________to___________________

Commission file number 0-13298

	MORGAN STANLEY CORNERSTONE FUND II L.P.

(Exact name of registrant as specified in its Limited Partnership Agreement)

	    NEW YORK		      						13-3212871
(State or other jurisdiction of			   	  (I.R.S. Employer
incorporation or organization)		 	  	 	  Identification No.)

Demeter Management Corporation
522 Fifth Avenue, 13th Floor
New York, NY                                		 	  10036
(Address of principal executive offices)		 		(Zip Code)

Registrant?s telephone number, including area code    	    (212) 296-1999

Securities registered pursuant to Section 12(b) of the Act:

									  Name of each exchange
    Title of each class 						   on which registered

		None							 	   None

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant?s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ?accelerated filer and large accelerated filer? in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer___  Accelerated filer____  Non-accelerated filer __X__

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act).  Yes       No  X

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which Units were sold as of the last business day of the registrant?s most recently completed second fiscal quarter:
$8,080,351 at June 30, 2007.

DOCUMENTS INCORPORATED BY REFERENCE
	(See Page 1)


       <table> MORGAN STANLEY CORNERSTONE FUND II L.P.
INDEX TO ANNUAL REPORT ON FORM 10-K
DECEMBER 31, 2007
<caption>                     Page No.
DOCUMENTS INCORPORATED BY REFERENCE . . . . . . . . . . . . . . . . .  1

Part I.

	Item 1.	 	Business . . . . . . . . . . . . . . . . . . . . . . .. .2-5

	Item 1A.	Risk Factors . . . . . . . . . . . . . . . . . . . . . . 5-6

	Item 1B.	Unresolved Staff Comments . . . . . . . . . . . . . . . .  6

	Item 2.		Properties. . . . . . . . . . . . . . . . . . . . . . . .  7

	Item 3.		Legal Proceedings . . . . . . . . . . . . . . . . . . . .  7

	Item 4.		Submission of Matters to a Vote of Security Holders . . .  7

Part II.

	Item 5.		Market for Registrant?s Common Equity, Related
				Stockholder Matters and Issuer Purchases of Equity
			Securities . . . . . . . . . . . . . . . . . . . . . . . . 8

	Item 6.		Selected Financial Data . . . . . . . . . . . . . . . . . .9

	Item 7.		Management?s Discussion and Analysis of Financial
			Condition and Results of Operations . . . . . . . . . .10-32

	Item	 7A.		Quantitative and Qualitative Disclosures About
				Market Risk. . . . . . . . . .  . . . . . . . . . . .  32-45

	Item 8.		Financial Statements and Supplementary Data. . . . . . 45-46

	Item 9.		Changes in and Disagreements with Accountants on
			Accounting and Financial Disclosure . . . . . . . . . . . 46

	Item 9A.	Controls and Procedures . . . . . . . . . . . . . . . .46-49

	Item 9A(T).Controls and Procedures . . . . . . . . . . . . . . . . 49

	Item 9B.	Other Information . . . . . . . . . . . . . . . . . . . . 49

Part III.

	Item 10.		Directors, Executive Officers and Corporate
			Governance . . . . . . . . . . . . . . . . . . . . . . 50-57

	Item 11.	Executive Compensation. . . . . . . . . . . . . . . . . . 57

	Item 12.		Security Ownership of Certain Beneficial Owners
			and Management and Related Stockholder Matters. . . . . . 58

	Item 13.		Certain Relationships and Related Transactions, and
			Director Independence. . . . . . . . . . . . . . . . . .  58

	Item 14.	Principal Accountant Fees and Services . . . .  . . . .58-60

Part IV.

	Item 15.		Exhibits and Financial Statement Schedules . . . . . . 61-62

	DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference as follows:



      Documents Incorporated                     Part of Form 10-K


   Partnership?s Prospectus dated
   August 28, 1996, together with
   the Supplement to the Prospectus
   dated May 14, 1999                                    I


   	Annual Report to Morgan Stanley
   	Cornerstone Funds II L.P., III L.P.,
   and IV L.P. Limited Partners for the
   year ended December 31, 2007    	           II, III, and IV

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

The Partnership?s general partner is Demeter Management Corporation (?Demeter?). The commodity brokers are Morgan Stanley & Co. Incorporated (?MS&Co.?) and Morgan Stanley & Co. International plc (?MSIP?). MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. MSIP serves as the commodity broker for trades on the London Metal Exchange. The commodity brokers prior to April 1, 2007, were Morgan Stanley DW Inc. (?Morgan Stanley DW?), MS&Co., and MSIP. Demeter, MS&Co., and MSIP are wholly-owned subsidiaries of Morgan Stanley. The trading managers to the Partnership are John W. Henry & Company, Inc. and Northfield Trading L.P. (each individually, a ?Trading Manager?, or collectively, the ?Trading Managers?).

       Effective April 1, 2007, Morgan Stanley DW merged into
MS&Co. Upon completion of the merger, the surviving entity, MS&Co., became the Partnership?s principal U.S. commodity broker-dealer.

Effective April 13, 2007, Morgan Stanley & Co. International
Limited changed its name to Morgan Stanley & Co. International plc.

The Partnership began the year at a net asset value per unit of limited partnership interest (?Unit(s)?) of $3,453.29 and returned (3.1)% to $3,344.64 on December 31, 2007. For a more detailed description of the Partnership?s business, see subparagraph (c).

(b) Financial Information about Segments. For financial infor-mation reporting purposes, the Partnership is deemed to engage in one industry segment, the speculative trading of futures, forwards, and options. The relevant financial information is presented in Items 6 and 8.

(c) Narrative Description of Business. The Partnership is in the business of speculative trading of futures, forwards, and options pursuant to trading instructions provided by the Trading Managers. For a detailed description of the different facets of the Partnership?s business, see those portions of the Partnership?s prospectus, dated August 28, 1996 (the ?Prospectus?), together
       with the Partnership?s supplement to the Prospectus dated
May 14, 1999 (the ?Supplement?), incorporated by reference in this Form 10-K, set forth below.

Facets of Business

  1.  Summary                    1.  ?Summary of the Prospectus?
                                     (Pages 1-9 of the Prospectus).

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

(e) Available Information. The Partnership files an annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports with the Securities and Exchange Commission (?SEC?). You may read and copy any document filed by the Partnership at the SEC?s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the Public Reference Room. The Partnership does not maintain an internet website; however, the Partnership?s SEC filings are available to the public from the EDGAR database on the SEC?s website at ?http://www.sec.gov?. The Partnership?s CIK number is 0000736999.

Item 1A.  RISK FACTORS
The following risk factors contain forward-looking statements within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation

       Reform Act of 1995 (set forth in Section 27A of the
Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in ?Quantifying the Partnership?s Trading Value at Risk? in Item 7A ?Quantitative and Qualitative Disclosures About Market Risk? are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact. The qualitative disclosures, except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposure, in the ?Qualitative Disclosure Regarding Primary Trading Risk Exposures? in Item 7A ?Quantitative and Qualitative Disclosures About Market Risk? are deemed to be forward-looking statements for purposes of the safe harbor.

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

Item 1B.  UNRESOLVED STAFF COMMENTS
Not applicable.

Item 2.  PROPERTIES
The Partnership?s executive and administrative offices are located within the offices of MS&Co. The MS&Co. offices utilized by the Partnership are located at 522 Fifth Avenue, 13th Floor, New York, NY 10036.

Demeter changed its address in June 2007 from 330 Madison Avenue,
8th Floor, New York, NY 10017 to 522 Fifth Avenue, 13th Floor, New
York, NY 10036.

Item 3.  LEGAL PROCEEDINGS
None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

       	PART II

Item 5. 	MARKET FOR REGISTRANT?S COMMON EQUITY, RELATED
	    	STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
		SECURITIES


(a) Market Information. There is no established public trading market for Units of the Partnership.

(b) Holders. The number of holders of Units at December 31, 2007, was approximately 829.

(c) Distributions. No distributions have been made by the Partnership since it commenced trading operations on January 2, 1985. Demeter has sole discretion to decide what distributions, if any, shall be made to investors in the Partnership. Demeter currently does not intend to make any distributions of the Partnership?s profits.

	       <table>
Item 6.  SELECTED FINANCIAL DATA (in dollars)







                                          For the Years Ended December 31,
	   2007   	    2006   	   2005   	       2004        2003

Total Trading Results
including interest
income                  	539,873  	      79,944    (2,130,556)	     375,596	    2,515,377


Net Income (Loss)            (272,489)		(1,000,597)   (3,560,657)    (1,543,865)	134,035


Net Income (Loss)
Per Unit (Limited
& General Partners)           (108.65)     	 (300.21)      (905.38)	     (322.51)		  18.14


Total Assets                7,146,546	9,160,704	  13,021,540	  18,779,527	  22,301,695


Total Limited Partners?
Capital                     6,774,185	8,722,240   	12,240,749     18,161,153	   21,548,446


Net Asset Value
Per Unit                 	3,344.64	3,453.29	 3,753.50	     4,658.88	     4,981.39




       Item 7.  MANAGEMENT?S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION

Liquidity. The Partnership deposits its assets with Morgan Stanley DW (through March 31, 2007), MS&Co., and MSIP as commodity brokers in separate futures, forwards, and options trading accounts established for each Trading Manager. Such assets are used as margin to engage in trading and may be used as margin solely for the Partnership?s trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the Commodity Futures Trading Commission for investment of customer segregated or secured funds. Since the Partnership?s sole purpose is to trade in futures, forwards, and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

Results of Operations
General. The Partnership?s results depend on the Trading Managers and the ability of each Trading Manager?s trading program to take advantage of price movements in the futures, forwards, and options markets. The following presents a summary of the Partnership?s operations for each of the three years in the period ended December 31, 2007, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Managers trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Managers or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Managers? trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.

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

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.
       The Partnership recorded total trading results including interest income totaling $539,873 and expenses totaling $812,362, resulting in a net loss of $272,489 for the year ended December 31, 2007. The Partnership?s net asset value per Unit decreased from $3,453.29 at December 31, 2006, to $3,344.64 at December 31,
2007. Total redemptions for the year were $1,741,722 and the Partnership?s ending capital was $7,003,517 at December 31, 2007, a decrease of $2,014,211 from ending capital at December 31, 2006, of $9,017,728.

The most significant trading losses of approximately 13.1% were experienced in the currency markets throughout the year from both short and long positions in the South African rand versus the U.S. dollar as the value of the rand moved in a trendless pattern due to investor uncertainty regarding the status of the South African economy. Further losses were recorded from short positions in the Mexican peso versus the U.S. dollar primarily during March and April as the value of the Mexican peso moved higher amid speculation of an interest rate hike by the Bank of Mexico. Further losses were experienced during August, November, and December from long positions in the British pound, euro, South African rand, Australian dollar, New Zealand dollar, and Mexican peso versus the U.S. dollar as the value of the U.S. dollar moved higher against its major rivals due to substantially stronger demand for U.S. dollar-denominated government bonds amid
                               - 14 ?
       continuing credit market losses and a decline in global equity markets. In addition, the U.S. dollar moved higher after a smaller-than-expected interest rate cut by the U.S. Federal Reserve in December. Furthermore, the value of the South African rand and Australian dollar declined against the U.S. dollar on concerns that a possible slowdown in the U.S. economy might negatively impact future demand for commodities, while the value of the Mexican peso declined against the U.S. dollar amid worries that a weakening U.S. economy might curb demand for Mexican exports. A portion of the Partnership?s overall losses for the year was partially offset by gains of approximately 7.1% recorded within the global interest rate futures markets, primarily during January, May, June, and July from short positions in European and U.S. fixed-income futures as prices fell amid weakness in the equity markets and consistently strong economic data out of the Euro-Zone and United States, resulting in reduced demand for the ?safe haven? of fixed-income investments. During August, October, and November, newly established long positions in U.S., British, and German fixed-income futures resulted in gains as prices reversed sharply higher in a worldwide ?flight-to-quality? after the volatility in the global equity markets, spurred by losses in the U.S. sub-prime mortgage sector, caused investors to seek the ?safety? of government bonds. Additional gains of approximately 1.4% were achieved in the energy sector during

       January from short futures positions in oil related
products as prices declined on skepticism that OPEC would cut production as much as originally pledged. Newly established long futures positions in crude oil and its related products resulted in gains during February, July, September, October, and November as prices moved higher due to geopolitical concerns regarding instability in Iraq and Iran?s nuclear program. Furthermore, prices moved higher as a weaker U.S. dollar resulted in bargain hunting by investors regarding U.S. dollar-denominated investments. Smaller gains of approximately 0.1% were experienced in the global stock index sector primarily during April, May, June, and September, from long positions in German equity index futures as prices increased amid solid German economic data and optimism that the Euro-Zone economy would be able to sustain growth after substantial credit losses related to sub-prime investments threatened corporate earnings. Furthermore, gains were recorded primarily during June, September, and October from long positions in Hang Seng and Taiwanese equity index futures as prices increased amid investor optimism regarding future earnings in the technology sector. Gains were also recorded primarily during October and December from short positions in Dow 30 Index futures as prices moved lower as a slowing U.S. housing market and worse-than-expected corporate earnings reignited fears of a possible U.S. recession.

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

The most significant trading losses of approximately 9.5% were experienced in the currency markets during January and February from short positions in the Japanese yen and Swiss franc versus the U.S. dollar as the value of the U.S. dollar moved lower on expectations that a string of increases in interest rates by the U.S. Federal Reserve could possibly come to an end. Additionally, the Japanese yen moved higher against the U.S. dollar during January and February as strong economic data out of the region increased speculation that the Bank of Japan would raise interest rates. During April, additional losses were incurred in the currency markets as the Japanese yen strengthened on continued speculation of an interest rate hike by the Bank of Japan, while the value of the Swiss franc moved higher against the U.S. dollar on political tensions in the Middle East, which increased the demand for the ?safe haven? currency. Additional
       losses were experienced during October from short
positions in the Swiss franc versus the U.S. dollar as the value of the U.S. dollar declined after the U.S. Department of Commerce reported slower-than-expected growth in third quarter?s U.S. Gross Domestic Product, as well as a faster-than-expected decline in consumer core inflation. Elsewhere, losses were incurred from long positions in the Brazilian real versus the U.S. dollar during September as the value of the U.S. dollar increased against the real after government reports showed U.S. consumer confidence had rebounded during the month and the core consumer price expenditure index hit an 11-year high. Additional losses were experienced during November and December as the value of the Brazilian real declined after investors expressed concern that a military coup in Thailand would have a ?ripple-effect? on other emerging-market currencies. Finally, smaller losses were incurred from both short and long positions in the Mexican peso versus the U.S. dollar as the value of the peso moved without consistent direction during the third quarter. Within the energy markets, losses of approximately 2.6% were incurred during February from long futures positions in crude oil and its related products as prices declined after an announcement by Chinese government authorities that China would place an emphasis on prospecting alternative energy sources in the future, reports of larger-than-expected supplies, and mild weather in the U.S. Northeast. Additional losses in the energy sector were recorded
                            - 18 -


       during March from short futures positions in the
aforementioned markets as prices strengthened early in the month on supply fears fueled by news of geopolitical tensions in Nigeria and Iran. Further losses were incurred from long futures positions in crude oil and its related products in May and June as prices declined on reports of domestic inventory levels at eight-year highs, the news of the death of Iraqi insurgent leader Abu Musab al-Zarqawi, and positive steps taken regarding the nuclear standoff between the U.S. and Iran. During November, newly established short futures positions in crude oil and its related products resulted in additional losses as prices rose on supply concerns after a major Nigerian facility ceased production following a hostage situation, and BP?s Prudhoe Bay, Alaska facility experienced a pipeline delay. Prices continued to move higher amid concern over OPEC's production cut after the U.S. Department of Energy reported a sharp fall in domestic inventories of distillate products. Smaller losses of approximately 2.4% were incurred during January, from both short and long positions in Japanese fixed-income futures as prices experienced short-term volatile price movement amid uncertainty regarding the future interest rate policy of the Bank of Japan. During July, losses were incurred within the global interest rate sector from short positions in British fixed-income futures as prices reversed higher on significant geopolitical concerns after North Korean long-range missile tests, terrorist bombings aboard
                            - 19 -


       commuter trains in Bombay, India, and fears of an
escalating conflict in the Middle East. In addition, British fixed-income futures prices moved higher after the Bank of England kept interest rates unchanged in August. Additional losses were recorded from short positions in British fixed-income futures as prices reversed higher during September and October after second quarter U.K. Gross Domestic Product growth was revised downward. Elsewhere, losses were incurred from long positions in U.S. fixed-income futures as prices moved lower during the beginning of October amid overall strength in the equity markets. Additional losses were recorded during December as U.S. Treasury prices continued to fall after data indicated strong jobs creation and another survey showed increased confidence in the labor market. A portion of the Partnership?s overall losses for the year was offset by gains of approximately 2.6% experienced in the metals markets, primarily during the first and second quarters, from long futures positions in copper, aluminum, zinc, and nickel as prices strengthened amid news of weak supplies, forecasts for continued buying by China, and acceleration in demand from the U.S., Europe, and Japan. Elsewhere in the metals markets, gains were recorded from long futures positions in gold and silver as precious metals prices moved higher in January on persistent demand from foreign central banks. Additional gains of approximately 1.5% were experienced within the global stock index markets primarily during the fourth quarter from long
                                     - 20 ?


       positions in European and Hong Kong equity index futures as prices moved higher amid declining energy prices and overall optimism about the direction of the global economy. Further gains were recorded during October from long positions in European equity index futures as prices moved higher due to merger and acquisition speculation in the banking sector. Prices continued to rally during December after an unexpected improvement in the Ifo Business Confidence Index in Germany and news from the Office for National Statistics that worker productivity in the United Kingdom had reached its highest level in two years, resulting in additional gains from long positions. Meanwhile, long positions in Hong Kong equity index futures recorded further gains during December as prices moved higher on strength in the technology and banking sectors, as well as news that the Japanese economy was stronger-than-expected. Smaller gains of approximately 0.1% were experienced within the agricultural markets from long positions in sugar futures as prices trended higher during January, moving to their highest level since 1981 in response to a decline in inventories, as well as increased ethanol demand.

The Partnership recorded total trading results including interest income totaling $(2,130,556) and expenses totaling $1,430,101, resulting in a net loss of $3,560,657 for the year ended December 31, 2005. The Partnership?s net asset value per Unit decreased
       from $4,658.88 at December 31, 2004, to $3,753.50 at
December 31, 2005. Total redemptions for the year were $2,450,799 and the Partnership?s ending capital was $12,618,227 at December 31, 2005, a decrease of $6,011,456 from ending capital at December 31, 2004, of $18,629,683.

The most significant trading losses of approximately 14.0% were incurred in the currency markets, primarily during the first and third quarters. During January, long positions in a variety of foreign currencies, primarily the South African rand, euro, Swiss franc, and Singapore dollar, recorded losses after the U.S. dollar?s value reversed higher amid positive U.S. economic data and speculation for higher U.S. interest rates. During February, long positions in the Singapore dollar against the U.S. dollar experienced losses as the U.S. dollar?s value rose in response to positive sentiment for the Bush Administration?s budget proposal. Relaxed speculation that China would re-value its currency also boosted the U.S. dollar. Additional losses were recorded from newly established short positions in the Singapore dollar, as well as from existing short positions in the South African rand, euro, and Swiss franc. In early March, short European currency positions resulted in losses as their values moved higher amid a sharp rise in German industrial production. Additional losses were recorded from newly established long euro positions, as well as from existing long positions in the British pound and the
       Singapore dollar, versus the U.S. dollar after the value of the U.S. dollar reversed sharply higher amid an increase in U.S. interest rates. During August, long U.S. dollar positions against the British pound, Swiss franc, euro, and Singapore dollar, incurred losses as the value of the U.S. dollar declined amid higher crude oil prices, lower durable goods orders, the U.S. trade imbalance, and economic warnings from U.S. Federal Reserve Chairman Alan Greenspan. Short U.S. dollar positions against the British pound, Swiss franc, euro, and Norwegian krone, held during September also recorded losses as the value of the U.S. dollar advanced amid bolstered expectations that the U.S. Federal Reserve would continue to raise interest rates. Meanwhile, the British pound weakened after records of the slowest British economic growth led to expectations for further interest rate cuts by the Bank of England. In addition, the values of European currencies moved lower amid weaker growth forecasts for the European economy and developments of political uncertainty stemming from news that Germany?s incumbent Chancellor, Gerhard Schroeder, would not concede defeat to the opposition leader Angela Merkel in the days after the election. Additional sector losses were experienced from long positions in the New Zealand and Australian dollars. In the energy markets, losses of approximately 5.0% were recorded during the second and fourth quarters from positions in natural gas, crude oil and its related products. During April, long futures positions in crude
       oil and its related products resulted in losses as prices reversed sharply lower after U.S. government data pointing to greater refinery production, slower demand growth forecasts, and news of growing supplies. Elsewhere in the energy markets, losses resulted from long natural gas positions as prices declined with crude oil prices. During June, losses were recorded from positions in natural gas and crude oil and its related products as short futures positions held early in the month resulted in losses as prices strengthened on supply-related concerns. Later in June, long crude oil futures positions experienced losses after prices declined amid reports of slowing demand from China and reduced concerns for U.S. supply disruptions. News of negligible production interruptions from the Gulf of Mexico caused natural gas prices to rise, resulting in additional losses for short positions. During October, long futures positions in natural gas and crude oil and its related products experienced losses after prices reversed lower amid a decline in energy consumption, an economic slowdown in parts of the U.S. affected by Hurricanes Katrina and Rita, and reports that more refineries in the U.S. Gulf region had resumed operations at full capacity. Prices continued to decline during the month as supply worries eased on signs of adequate fuel stocks in the U.S. During December, long futures positions in natural gas recorded losses as prices reversed sharply lower due to weak demand, mild weather in Europe and the U.S., and the
                              - 24 -


       release of U.S. government data which showed a smaller-
than-expected decline in supplies. Elsewhere in the energy markets, short futures positions in crude oil and its related products also experienced losses after December prices finished higher on news of a rebound in energy demand. Pushing crude oil prices further upwards was a bullish energy outlook for 2006 from the Energy Information Administration. Additional Partnership losses of approximately 4.0% were incurred in the global interest rate markets during February from long positions in Japanese interest rate futures as prices reversed lower after positive economic data and expectations for higher interest rates reduced investors demand for fixed-income investments. Newly established short Japanese positions held during March experienced losses after prices reversed higher amid overall weakness in global equity markets. During the third quarter, losses stemmed from positions in U.S and Japanese interest rate futures. During July, long U.S. interest rate futures positions experienced losses as prices declined following a rise in interest rates and after the U.S. Labor Department released its June employment report. Within the Japanese interest rate markets, losses were recorded as prices declined following positive comments on the Japanese economy by the Japanese Ministry of Finance. During August, short positions in U.S. and Japanese fixed-income futures incurred losses as prices reversed higher on worries about the global economic impact of Hurricane Katrina. Within Japanese
                              - 25 -


       interest rate futures markets, a bigger-than-expected decline in Japanese industrial output for July also contributed to higher prices. Losses of approximately 1.1% recorded in the agricultural markets stemmed from positions in cocoa futures as prices traded without consistent direction throughout much of the year. Additional losses resulted from long futures positions in corn and wheat during the second quarter after prices fell amid favorable weather in U.S. growing region and reduced foreign demand. During the fourth quarter, short futures positions in corn recorded losses after prices advanced on reports of strong demand and news of weaker-than-expected supplies. Smaller Partnership losses of approximately 0.1% resulted in metals during the first and second quarters primarily from positions in precious metals as prices in these markets experienced choppiness amid volatility in the value of the U.S. dollar and a negative outlook in demand. A portion of the Partnership?s overall losses for the year was offset by gains of approximately 3.1% recorded in the global stock indices during the third and fourth quarters. During the third quarter, long positions in European and Pacific Rim stock index futures benefited as prices rose amid positive economic data out of the U.S. and Japan. Prices continued to strengthen after China reformed its U.S. dollar currency peg policy, leading market participants to conclude that a re-valuation in the Chinese yuan would likely ease trade tensions
between China, the U.S., Europe, and Japan.   Finally, strong
corporate earnings out
- 26 -


       of the European Union and the U.S. resulted in optimistic investor sentiment and pushed prices higher. During September, gains were produced from long positions in Japanese stock index futures as prices increased on positive economic comments from Bank of Japan Governor Toshihiko Fukui, improving business sentiment and a sustained upturn in consumer spending.
Additional gains resulted from long positions in European stock index futures as prices increased due to a decline in oil prices. During the fourth quarter, long positions in European and Japanese stock index futures supplied gains as prices increased, largely in response to falling energy prices, strong corporate earnings from each respective region, positive economic data out of the U.S., and anticipation that a strong holiday shopping season would improve the retail sectors for both economies. European stock markets also found support from the possibility of an end to U.S. interest rate increases. Strong market optimism for continued improvements in the Japanese economy during 2006 also benefited prices.

For an analysis of unrealized gains and (losses) by contract type and a further description of 2007 trading results, refer to the Partnership?s Annual Report to Limited Partners for the year ended December 31, 2007, which is incorporated by reference to Exhibit
13.01 of this Form 10-K.
       The Partnership?s gains and losses are allocated among its partners for income tax purposes.

Off-Balance Sheet Arrangements and Contractual Obligations. The Partnership does not have any off-balance sheet arrangements, nor does it have contractual obligations or commercial commitments to make future payments that would affect its liquidity or capital resources.

Market Risk.
The Partnership is a party to financial instruments with elements of off-balance sheet market and credit risk. The Partnership trades futures contracts, options on futures contracts, and forward contracts on foreign currencies and other commodity interests. In entering into these contracts, the Partnership is subject to the market risk that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts? being less valuable. If the markets should move against all of the positions held by the Partnership at the same time, and the Trading Managers were unable to offset positions of the Partnership, the Partnership could lose all of its assets and the limited partners would realize a 100% loss.

       In addition to the Trading Managers? internal controls, the
Trading Managers must comply with the Partnership?s trading policies that include standards for liquidity and leverage that must be maintained. The Trading Managers and Demeter monitor the Partnership?s trading activities to ensure compliance with the trading policies and Demeter can require the Trading Managers to modify positions of the Partnership if Demeter believes they violate the Partnership?s trading policies.

Credit Risk.
In addition to market risk, in entering into futures, forward, and options contracts, there is a credit risk to the Partnership that the counterparty on a contract will not be able to meet its obligations to the Partnership. The ultimate counterparty or guarantor of the Partnership for futures, forward, and options contracts traded in the United States and most foreign exchanges on which the Partnership trades is the clearinghouse associated with such exchange. In general, a clearinghouse is backed by the membership of the exchange and will act in the event of non-performance by one of its members or one of its member?s customers, which should significantly reduce this credit risk. There is no assurance that a clearinghouse, exchange, or other exchange member will meet its obligations to the Partnership, and Demeter and the commodity brokers will not indemnify the Partnership against a default by such parties. Further, the law is
       unclear as to whether a commodity broker has any obligation to protect its customers from loss in the event of an exchange or clearinghouse defaulting on trades affected for the broker?s customers. In cases where the Partnership trades off-exchange forward contracts with a counterparty, the sole recourse of the Partnership will be the forward contract?s counterparty.

Demeter deals with these credit risks of the Partnership in several ways. First, Demeter monitors the Partnership?s credit exposure to each exchange on a daily basis. The commodity brokers inform the Partnership, as with all of their customers, of the Partnership?s net margin requirements for all of its existing open positions, and Demeter has installed a system which permits it to monitor the Partnership?s potential net credit exposure, exchange by exchange, by adding the unrealized trading gains on each exchange, if any, to the Partnership?s margin liability thereon.

Second, the Partnership?s trading policies limit the amount of its Net Assets that can be committed at any given time to futures contracts and require a minimum amount of diversification in the Partnership?s trading, usually over several different products and exchanges. Historically, the Partnership?s exposure to any one exchange has typically amounted to only a small percentage of its total Net Assets and on those relatively few occasions where the Partnership?s credit exposure climbs above such level, Demeter
       deals with the situation on a case by case basis, carefully weighing whether the increased level of credit exposure remains appropriate. Material changes to the trading policies may be made only with the prior written approval of the limited partners owning more than 50% of Units then outstanding.

Third, with respect to forward contracts trading, the Partnership trades with only those counterparties which Demeter, together with MS&Co., has determined to be creditworthy. The Partnership presently deals with MS&Co. as the sole counterparty on all trading of foreign currency forward contracts.

For additional information, see the ?Financial Instruments?
section under ?Notes to Financial Statements? in the Partnership?s Annual Report to Limited Partners for the year ended December 31,
2007, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.

Inflation has not been a major factor in the Partnership?s operations.

New Accounting Developments.
In July 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109" ("FIN 48"). FIN 48 clarifies the accounting for income taxes by
                              - 31 ?
       prescribing the minimum recognition threshold a tax
position must meet before being recognized in the financial statements. FIN 48 became effective for the Partnership as of January 1, 2007. The Partnership has determined that the adoption of FIN 48 did not have a material impact on the Partnership?s Financial Statements. The Partnership files U.S. federal and state tax returns. The 2004 through 2007 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

In September 2006, the FASB issued SFAS No. 157, ?Fair Value Measurements? (?SFAS No. 157?). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Partnership as of January 1, 2008. The impact to the Partnership?s Financial Statements, if any, is currently being assessed.

Item 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Introduction
The Partnership is a commodity pool engaged primarily in the speculative trading of futures, forwards, and options. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership?s assets are at risk of

       trading loss.  Unlike an operating company, the risk of market-sensitive instruments is inherent to the primary business activity of the Partnership.

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

The Partnership?s risk exposure in the market sectors traded by the Trading Managers is estimated below in terms of VaR. The Partnership estimates VaR using a model based upon historical simulation (with a confidence level of 99%) which involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to risks including equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are
       based on daily percentage changes observed in key market indices or other market factors (?market risk factors?) to which the portfolio is sensitive. The one-day 99% confidence level of the Partnership?s VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days, or one day in 100. VaR typically does not represent the worst case of outcome. Demeter uses approximately four years of daily market data (1,000 observations) and re-values its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily ?simulated profit and loss? outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter?s simulated profit and loss series.

The Partnership?s VaR computations are based on the risk representation of the underlying benchmark for each instrument or contract and do not distinguish between exchange and non-exchange dealer-based instruments. They are also not based on exchange and/or dealer-based maintenance margin requirements.

VaR models, including the Partnership?s, are continually evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model
       is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Managers in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly-titled measures used by other entities.

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at December 31, 2007 and 2006. At December 31, 2007 and 2006, the Partnership?s total capital-ization was approximately $7 million and $9 million, respectively.

Primary Market 	     December 31, 2007    December 31, 2006
Risk Category	 	       Value at Risk	  Value at Risk

Equity		  		    	(0.64)%		     (0.82)%

Currency		 	    	     (0.60)  		     (2.97)
Interest Rate		    	   	(0.45)   		     (0.44)

Commodity		  		   	(0.40)        	     (0.45)

Aggregate Value at Risk	   	(1.06)%		     (3.09)%



The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The Aggregate Value at Risk listed above represents the VaR of the Partnership?s open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.
- 37 -


       Because the business of the Partnership is the speculative trading of futures, forwards, and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Such changes could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the December 31, 2007, VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from January 1, 2007, through December 31, 2007.

Primary Market Risk Category   High      Low       Average
Equity  					(0.64)%	(0.31)%	 (0.42)%
Currency					(2.94)	(0.60)	 (1.85)
Interest Rate				(0.61)	(0.32)	 (0.46)
Commodity 				(0.52)	(0.25)	 (0.39)
Aggregate Value at Risk		(2.84)%	(1.06)%	 (2.05)%

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
- 38 -

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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at December 31, 2006 and for the four quarter-end reporting periods during calendar year 2007. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial
       performance or its ability to manage or monitor risk.
There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co. (Morgan Stanley DW, prior to April 1, 2007); as of December 31, 2007, such amount is equal to approximately 96% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s Net Assets.
- 40 -

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

The following were the primary trading risk exposures of the Partnership at December 31, 2007, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.
- 41 -


       Equity.  The largest market exposure of the Partnership at
December 31, 2007, was to the global stock index sector, primarily to equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At December 31, 2007, the Partnership?s primary exposures were to the DAX (Germany), Euro Stoxx 50 (Europe), NASDAQ 100 (U.S.), and TAIWAN (Taiwan) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., European, and Asian stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Currency. The second largest market exposure of the Partnership at December 31, 2007, was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions, influence these fluctuations. The Partnership?s primary exposure at December 31, 2007, was to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated

       with the Partnership?s currency trades will change
significantly in the future.

Interest Rate. At December 31, 2007, the Partnership had market exposure to the global interest rate sector. This exposure was primarily spread across Japanese, European, and U.S. interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries? interest rates. Demeter anticipates that the G-7 countries? interest rates will remain the primary interest rate exposures of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Commodity.
Energy. The third largest market exposure of the Partnership at December 31, 2007, was to the energy sector. The Partnership?s primary energy exposure was to futures contracts in crude oil and its related products, as well as natural gas. Price movements in these markets result from
       geopolitical developments, particularly in the Middle
East, as well as weather patterns, and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in price resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Qualitative Disclosures Regarding Non-Trading Risk Exposure The following was the only non-trading risk exposure of the Partnership at December 31, 2007:
Foreign Currency Balances. The Partnership?s primary foreign currency balances at December 31, 2007, were in euros, Hong Kong dollars, Japanese yen, British pounds, and Canadian dollars. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Managers, separately, attempt to manage the risk of the Partnership?s open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership?s assets among different Trading Managers each of whose strategies focus
       on different market sectors and trading approaches, in a multi-manager Partnership, and by monitoring the performance of the Trading Managers daily. In addition, the Trading Managers establish diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

Demeter monitors and controls the risk of the Partnership?s non-trading instrument, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Managers.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Financial Statements are incorporated by reference to the Partnership?s Annual Report, which is filed as Exhibit 13.01 hereto.

       Supplementary data specified by Item 302 of Regulation S-K:


Summary of Quarterly Results (Unaudited)


Quarter    Total Trading Results         Net         Net Income/
Ended    including interest income   Income/(Loss) (Loss) Per Unit

2007
March 31 		  $  (743,185)	     $  (960,956)	  $ (375.35)
June 30		    1,313,753	 	  1,089,665	     441.92
September 30	     (215,394)	  	   (413,053)	    (173.95)
December 31	      184,699		     11,855	      (1.27)

Total			  $   539,873 		$  (272,489)	  $ (108.65)

2006
March 31 		  $  (772,794)	     $(1,077,038)	  $ (328.66)
June 30			 334,960	 	     50,185	       7.29
September 30	       45,047	  	   (205,091)	     (67.56)
December 31	      472,731		    231,347	      88.72

Total			  $    79,944 		$(1,000,597)	  $ (300.21)



Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
	   ACCOUNTING AND FINANCIAL DISCLOSURE

None.



Item 9A.  CONTROLS AND PROCEDURES
As of the end of the period covered by this annual report, the President and Chief Financial Officer of Demeter, the general partner of the Partnership, have evaluated the effectiveness of the Partnership?s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

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

The Partnership?s internal control over financial reporting includes those policies and procedures that:

*	Pertain to the maintenance of records that, in reasonable
detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

*	Provide reasonable assurance that transactions are recorded
as necessary to permit preparation of Financial Statements in accordance with generally accepted accounting principles, and that the Partnership?s transactions are being made only in accordance with authorizations of Management and directors;
and




-	47 ?

*	Provide reasonable assurance regarding prevention or timely
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

Management assessed the effectiveness of the Partnership?s internal control over financial reporting as of December 31, 2007. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment and those criteria, Management believes that the Partnership maintained effective internal control over financial reporting as of December 31, 2007.

Attestation Report of the Registered Public Accounting Firm Deloitte & Touche LLP, the Partnership?s independent registered public accounting firm, has issued an attestation report on the Partnership?s internal control over financial reporting. This
       report, which expresses an unqualified opinion on the
Partnership?s internal control over financial reporting, appears under ?Report of Independent Registered Public Accounting Firm? in the Partnership?s Annual Report to Limited Partners for the year ended December 31, 2007.

Changes in Internal Control over Financial Reporting
There have been no material changes during the period covered by this annual report in the Partnership?s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 9A(T).  CONTROLS AND PROCEDURES
Not applicable.

Item 9B.  OTHER INFORMATION
None.

       PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

There are no directors or executive officers of the Partnership.
The Partnership is managed by Demeter, its general partner.

Directors and Officers of the General Partner
The directors and executive officers of Demeter are as follows:

Effective May 1, 2006, Mr. Walter Davis, age 42, is a Director, Chairman of the Board of Directors, and President of Demeter. Mr. Davis is an Executive Director at Morgan Stanley and the Director of Morgan Stanley?s Managed Futures Department. Prior to joining Morgan Stanley in 1999, Mr. Davis worked for Chase Manhattan Bank?s Alternative Investment Group. Throughout his career, Mr. Davis has been involved with the development, management, and marketing of a diverse array of commodity pools, hedge funds, and other alternative investment funds. Mr. Davis received an M.B.A in Finance and International Business from the Columbia University Graduate School of Business in 1992 and a B.A. in Economics from the University of the South in 1987.

Effective December 5, 2002, Mr. Frank Zafran, age 52, is a Director of Demeter. Mr. Zafran is a Managing Director at Morgan Stanley and, in January 2007, was named Director of Annuity and Insurance Services. Previously, Mr. Zafran was Director of the Wealth Solutions Division. Mr. Zafran joined the firm in 1979 and
       has held various positions in Corporate Accounting and the
Insurance Department, including Senior Operations Officer ? Insurance Division, until his appointment in 2000 as Director of Retirement Plan Services, responsible for all aspects of 401(k) Plan Services, including marketing, sales, and operations. Subsequently, he was named Chief Administrative Officer of Morgan Stanley?s Client Solution Division in 2002. Mr. Zafran received a B.S. degree in Accounting from Brooklyn College, New York.

Effective March 31, 2003, Mr. Douglas J. Ketterer, age 42, is a Director of Demeter. Mr. Ketterer is a Managing Director of Morgan Stanley and is head of the Client Solutions Group. The Client Solutions Group is comprised of a number of departments (including, among others, the Alternative Investments Group, Consulting Services Group, Annuities & Insurance Department, Mutual Fund Department, and Retirement & Equity Solutions Group), which offer products and services through Morgan Stanley?s Global Wealth Management Group. Mr. Ketterer joined Morgan Stanley in 1990 and has served in many roles in the corporate finance/investment banking, asset management, and wealth management divisions of the firm. Mr. Ketterer received his M.B.A from New York University?s Leonard N. Stern School of Business and his B.S. in Finance from the University at Albany?s School of Business.

       Effective May 1, 2005, Mr. Harry Handler, age 49, is a
Director of Demeter. Mr. Handler serves as an Executive Director at Morgan Stanley in the Global Wealth Management Group. Mr. Handler works in the Capital Markets Division as Equity Risk Officer. Additionally, Mr. Handler serves as Chairman of the Global Wealth Management Group?s Best Execution Committee and manages the Stock Lending business. In his prior position, Mr. Handler was a Systems Director in Information Technology, in charge of Equity and Fixed Income Trading Systems along with the Special Products, such as Unit Trusts, Managed Futures, and Annuities. Prior to his transfer to the Information Technology Area, Mr. Handler managed the Foreign Currency and Precious Metals Trading Desk of Dean Witter, a predecessor company to Morgan Stanley. He also held various positions in the Futures Division where he helped to build the Precious Metals Trading Operation of Dean Witter. Before joining Dean Witter, Mr. Handler worked at Mocatta Metals as an Assistant to the Chairman. His roles at Mocatta Metals included stints on the Futures Order Entry Desk and the Commodities Exchange Trading Floor. Additional work included building a computerized Futures Trading System and writing a history of the company. Mr. Handler graduated on the Dean?s List from the University of Wisconsin-Madison with a B.A. degree and a double major in History and Political Science.

Effective May 1, 2006, Mr. Richard D. Gueren, age 46, is a Director of Demeter. Mr. Gueren is an Executive Director, Retail
                             - 52 ?
       Options and Transactional Futures of Morgan Stanley.  He is
responsible for marketing the options and futures product to the firm?s approximately 600 offices and approximately 9,000 Financial Advisors/Investment Representatives. Mr. Gueren first joined Dean Witter in August 1986, as a Compliance Analyst and in October 1987 became a member of the Options Strategy/Trading team. In 1997, Dean Witter merged with Morgan Stanley. Mr. Gueren is the firm?s Senior Registered Options Principal. He is a member of several Morgan Stanley committees, including the firm?s National Error Committee and Best Execution Committee. He is an advisory member to the Credit & Risk Committee. Mr. Gueren is also an active member of several exchange and industry committees, including the Managing Directors Committee for the Chicago Board Options Exchange, and the Retail Advisory Committees for the American Stock Exchange, the Philadelphia Stock Exchange, the Pacific Stock Exchange, and the International Securities Exchange. Mr. Gueren is also an Industry Arbitrator for FINRA and has been seated on numerous industry cases over the past eight years. He has also been asked to testify as an expert witness regarding options on numerous occasions. Mr. Gueren holds a Bachelor of Science degree in Economics from the University of Hartford.

Effective May 1, 2006, Mr. Michael P. McGrath, age 39, is a Director of Demeter. Mr. McGrath is a Managing Director at Morgan Stanley and currently serves as the Chief Operating Officer for Private Wealth Management Americas, including Private Wealth Management North America and Private Wealth Management Latin
       America.  He is also the Chairman of the Global Wealth
Management Alternative Investments Due Diligence Committee. Prior to his current role, Mr. McGrath was the Director of Product Development for Morgan Stanley?s Global Wealth Management Group. Mr. McGrath joined Morgan Stanley in May 2004, from Nuveen Investments, a publicly traded investment management company headquartered in Chicago, Illinois. At Nuveen, Mr. McGrath served as a Managing Director and oversaw the development of alternative investment products catering to the ultra-high net worth investor. Mr. McGrath received his B.A. degree from Saint Peter?s College in 1990 and his M.B.A in Finance from New York University in 1996.

Effective May 1, 2006, Mr. Andrew Saperstein, age 41, is a Director of Demeter. Mr. Saperstein is Chief Operating Officer of National Sales for the Global Wealth Management Group, and serves as a member of the group?s Executive Committee. He is also a member of the Morgan Stanley Management Committee. One of the largest businesses of its kind in the world with $690 billion in client assets, the Global Wealth Management Group provides a range of wealth management products and services to individuals, businesses, and institutions. These include brokerage and investment advisory services, financial and wealth planning, credit and lending, banking and cash management, annuities and insurance, retirement and trust. Prior to joining Morgan Stanley in March 2006, Mr. Saperstein was with Merrill Lynch as

       First Vice President and Chief Operating Officer of the
Direct Division, and served as a member of the Global Private Client Executive Committee. In this capacity, he was responsible for the oversight of the online brokerage unit and the Financial Advisory Center, including the Retail Client Relationship Management group, the Services, Operations and Technology group, the Client Acquisition team, and the Business Development and Analysis team. Mr. Saperstein joined Merrill Lynch in November 2001. Prior to Merrill Lynch, Mr. Saperstein was a partner in the Financial Institutions group of McKinsey & Co. Additionally, he served as co-leader of both the North American Asset Management and Brokerage Practice and North American Recruiting. Mr. Saperstein graduated cum laude from Harvard Law School and summa cum laude from the Wharton School/College of Arts and Sciences at the University of Pennsylvania with a dual degree in Economics and Finance.

Effective September 22, 2006, Mr. Jacques Chappuis, age 38, is a Director of Demeter. Mr. Chappuis is a Managing Director of Morgan Stanley and Head of Alternative Investments for the
Global Wealth Management Group. Prior to joining Morgan Stanley in August 2006, Mr. Chappuis was Head of Alternative Investments for Citigroup?s Global Wealth Management Group and prior to that, a Managing Director at Citigroup Alternative Investments. Before

       joining Citigroup, Mr. Chappuis was a consultant at the
Boston Consulting Group, where he focused on the financial services sector, and a corporate finance Associate at Bankers Trust Company. Mr. Chappuis received an M.B.A in Finance, with honors, from the Columbia University Graduate School of Business in 1998 and a B.A. in Finance from Tulane University in 1991.

Effective December 3, 2007, Mr. Christian Angstadt, age 46, serves as Chief Financial Officer of Demeter. He is an Executive Director within Morgan Stanley?s Financial Control Group. Mr. Angstadt currently serves as Chief Financial Officer for Morgan Stanley Trust FSB and Morgan Stanley Trust NA, and is responsible for the governance and overall financial management of these regulated banks (appointed Chief Financial Officer in May 2003).
 Since joining Morgan Stanley in April 1990, Mr. Angstadt has held several positions within the firm?s Financial Control Group, mostly supporting the Asset Management segment (including Chief Financial Officer for Morgan Stanley Asset Management Operations). Mr. Angstadt received a B.A. in Accounting from Montclair University.
All of the foregoing directors have indefinite terms.

Effective December 3, 2007, Mr. Lee Horwitz no longer serves as
Chief Financial Officer of Demeter.

       Code of Ethics
The Partnership has not adopted a code of ethics that applies to the Partnership?s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Partnership is operated by its general partner, Demeter. The President, Chief Financial Officer, and each member of the Board of Directors of Demeter are employees of Morgan Stanley and are subject to the code of ethics adopted by Morgan Stanley, the text of which can be viewed on Morgan Stanley?s website at http://www.morganstanley.com/ourcommitment/ codeofconduct.html.

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

Item 12. 	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
		MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	Security Ownership of Certain Beneficial Owners - At December
31, 2007, there were no persons known to be beneficial owners of more than 5 percent of the Units.

(b)	Security Ownership of Management - At December 31, 2007,
Demeter owned 68.567 Units of general partnership interest, representing a 3.27 percent interest in the Partnership.

 (c)	Changes in Control ? None.


Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
      DIRECTOR INDEPENDENCE


Refer to Note 2 ? ?Related Party Transactions? of ?Notes to Financial Statements?, in the accompanying Annual Report to Limited Partners for the year ended December 31, 2007, which is incorporated by reference to Exhibit 13.01 of this Form 10-K. In its capacity as the Partnership?s retail commodity broker, MS&Co. (Morgan Stanley DW, through March 31, 2007) received commodity brokerage commissions (paid and accrued by the Partnership) of $455,149 for the year ended December 31, 2007.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES
The Partnership pays accounting fees as discussed in Note 1 to the Financial Statements, ?Operating Expenses?, in the Annual Report to the Limited Partners for the year ended December 31, 2007.

(1) 	Audit Fees.  The aggregate fees for professional services
rendered by Deloitte & Touche LLP in connection with their audit of the Partnership?s Financial Statements and review of the Financial Statements included in the Quarterly Reports on Form 10-Q, audit of Management?s assessments on the effectiveness of the internal control over financial reporting, and in connection with statutory and regulatory filings were approximately $44,007 for the year ended December 31, 2007, and $44,483 for the year ended December 31, 2006.


(2)	Audit-Related Fees.  None.


(3)  	Tax Fees.  The Partnership did not pay Deloitte & Touche LLP
any amounts in 2007 and 2006 for professional services in connection with tax compliance, tax advice, and tax planning. The Partnership engaged another unaffiliated professional firm to provide services in connection with tax compliance, tax advice, and tax planning.


(4)  All Other Fees.  None.

Because the Partnership has no audit committee, the Board of Directors of Demeter, its general partner, functions as the audit committee with respect to the Partnership. The Board of Directors of Demeter has not established pre-approved policies and procedures with respect to the engagement of audit or permitted non-audit services rendered to the Partnership. Consequently, all
       audit and permitted non-audit services provided by Deloitte
& Touche LLP are approved by the Board of Directors of Demeter and communicated to Morgan Stanley.

       PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES


1. Listing of Financial Statements
The following Financial Statements and report of independent registered public accounting firm, all appearing in the accompanying Annual Report to Limited Partners for the year ended December 31, 2007, are incorporated by reference to
Exhibit 13.01 of this Form 10-K:
-	Report of Deloitte & Touche LLP, independent registered
public accounting firm, for the years ended December
31, 2007, 2006, and 2005.

-	Statements of Financial Condition, including the
Schedules of Investments, as of December 31, 2007 and
2006.

-	Statements of Operations, Changes in Partners' Capital,
and Cash Flows for the years ended December 31, 2007, 2006, and 2005.

-	Notes to Financial Statements.



With the exception of the aforementioned information and the information incorporated in Items 7, 8, and 13, the Annual
Report to Limited Partners for the year ended December 31, 2007, is not deemed to be filed with this report.

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


				MORGAN STANLEY CORNERSTONE FUND II L.P.
					(Registrant)

				BY:	Demeter Management Corporation,
					General Partner

March 28, 2008		BY: 	/s/	Walter Davis
	   	Walter Davis,
		President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.


BY: /s/ 	Walter Davis	                    			March 28, 2008
	  	Walter Davis, President

    /s/    Frank Zafran       	             			March 28, 2008
           Frank Zafran, Director

    /s/    Douglas J. Ketterer   	             			March 28, 2008
           Douglas J. Ketterer, Director

    /s/    Harry Handler		           			March 28, 2008
	    	Harry Handler, Director

    /s/ 	Richard D. Gueren     		         			March 28, 2008
	 	Richard D. Gueren, Director

    /s/	Michael P. McGrath		                		March 28, 2008
	  	Michael P. McGrath, Director

    /s/  	Andrew Saperstein	                 		March 28, 2008
	    	Andrew Saperstein, Director

    /s/  	Jacques Chappuis		                 		March 28, 2008
	    	Jacques Chappuis, Director

    /s/  	Christian Angstadt	                 		March 28, 2008
	    	Christian Angstadt, Chief Financial Officer

EXHIBIT INDEX
ITEM
3.01	Limited Partnership Agreement of the Partnership, dated as
of December 7, 1983, as amended as of May 11, 1984, is incorporated by reference to Exhibit 3.01 of the
Partnership?s Annual Report on Form 10-K for the fiscal
year ended September 30, 1984 (File No. 0-13298).
3.02	Certificate of Limited Partnership, dated August 13, 1991,
is incorporated by reference to Exhibit 3.02 of the
Partnership?s Form 10-K for the fiscal year ended December
31, 2006 (File No. 0-13298) filed with the Securities and
Exchange Commission on March 23, 2007.
3.02(a)Certificate of Amendment of the Certificate of Limited Partnership, dated July 20, 2006 (changing its name from
Dean Witter Cornerstone Fund II) is incorporated by
reference to Exhibit 3.02 of the Partnership?s Form 8-K
(File No. 0-13298) filed with the Securities and Exchange Commission on July 26, 2006.
10.01	Management Agreement among the Partnership, Demeter, and
John W. Henry & Company, Inc., dated November 15, 1983, is incorporated by reference to Exhibit 10.03 of the
Partnership?s Annual Report on Form 10-K for the fiscal
year ended September 30, 1984 (File No. 0-13298).
10.02	Dean Witter Cornerstone Funds Exchange Agreement, dated as
of May 31, 1984, is incorporated by reference to Exhibit
10.04 of the Partnership?s Annual Report on Form 10-K for
the fiscal year ended September 30, 1984 (File No. 0-
13298).
10.03	Management Agreement among the Partnership, Demeter, and
Northfield Trading L.P., dated as of April 16, 1997, is incorporated by reference to Exhibit 10.03 of the
Partnership?s Annual Report on Form 10-K for the fiscal
year ended December 31, 1997 (File No. 0-13298).
10.04	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW Inc., dated as of June
22, 2000, is incorporated by reference to Exhibit 10.01 of the Partnership?s Form 8-K (File No. 0-13298) filed with the Securities and Exchange Commission on November 13,
2001.

10.05	Commodity Futures Customer Agreement between Morgan
Stanley & Co. Incorporated and the Partnership, and
acknowledged and agreed to by Morgan Stanley DW Inc.,
dated as of May 1, 2000, is incorporated by reference to
Exhibit 10.02 of the Partnership?s Form 8-K (File No.
0-13298) filed with the Securities and Exchange Commission
on November 13, 2001.
10.06	Customer Agreement between the Partnership and Morgan
Stanley & Co. International plc, dated as of May 1, 2000,
is incorporated by reference to Exhibit 10.04 of the Partnership?s Form 8-K (File No. 0-13298) filed with the Securities and Exchange Commission on November 13, 2001.
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
10.09	Amendment to Management Agreement between the Partnership
and Northfield Trading L.P., dated as of November 30, 2000,
is incorporated by reference to Exhibit 10.2 of the
Partnership?s Form 8-K (File No. 0-13298) filed with the Securities and Exchange Commission on January 3, 2001.
10.10	Securities Account Control Agreement between the
Partnership and Morgan Stanley & Co. Incorporated, dated as
of May 1, 2000, is incorporated by reference to Exhibit
10.03 of the Partnership?s Form 8-K (File No. 0-13298)
filed with the Securities and Exchange Commission on
November 13, 2001.
13.01	December 31, 2007 Annual, Report to Limited Partners is
filed herewith.
31.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the
Partnership pursuant to Section 302 of the Sarbanes-Oxley
Act of 2002.
32.01	Certification of President of Demeter Management
Corporation, the general partner of the Partnership,
pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer of Demeter
Management Corporation, the general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                                                    Cornerstone
                                                                          Funds
       December 31, 2007
       Annual Report

    [LOGO]
MORGAN STANLEY

MORGAN STANLEY CORNERSTONE FUNDS

HISTORICAL FUND PERFORMANCE

Presented below is the percentage change in Net Asset Value per Unit from the start of each calendar year each Fund has traded. Also provided is the inception-to-date return and the compound annualized return since inception for each Fund. Past performance is no guarantee of future results.



            1985  1986    1987   1988  1989  1990 1991  1992  1993   1994  1995 1996 1997 1998 1999  2000  2001  2002 2003 2004
FUND         %     %       %      %     %     %    %     %     %      %     %    %    %    %    %     %     %     %    %    %
---------------------------------------------------------------------------------------------------------------------------------
Cornerstone
 Fund II... 20.1 (17.6)   71.6   0.1  (15.1) 47.9 11.0 (1.3)   7.8  (8.9)  26.5 11.5 18.1 12.5 (5.4) 11.5  (1.3) 13.8 0.4  (6.5)
---------------------------------------------------------------------------------------------------------------------------------
Cornerstone
 Fund III.. 54.6 (8.0)    32.5   19.4 (11.4) 18.7 12.0 (11.1) (4.8) (10.0) 27.5 8.2  10.2 9.1  (6.8) (0.3)  0.3  17.9 8.8   7.9
---------------------------------------------------------------------------------------------------------------------------------
Cornerstone
 Fund IV...  --    --     10.6   37.5 (14.1) 57.8 33.5  10.4  (9.1) (14.3) 23.0 13.0 38.4 6.8  (1.1) 14.7  15.9  12.3 13.6 (8.3)
                        (8 mos.)
---------------------------------------------------------------------------------------------------------------------------------

                                INCEPTION-  COMPOUND
                                 TO-DATE   ANNUALIZED
             2005  2006   2007    RETURN     RETURN
FUND          %     %      %        %          %
-----------------------------------------------------
Cornerstone
 Fund II... (19.4) (8.0) (3.1)    243.0       5.5
-----------------------------------------------------
Cornerstone
 Fund III.. (6.1)   3.3   1.2     324.3       6.5
-----------------------------------------------------
Cornerstone
 Fund IV... (19.3) (4.3) (14.1)   395.8       8.1

-----------------------------------------------------

DEMETER MANAGEMENT CORPORATION

522 Fifth Avenue, 13th Floor
New York, NY 10036
Telephone (212) 296-1999

MORGAN STANLEY CORNERSTONE FUNDS
ANNUAL REPORT
2007

Dear Limited Partner:

  This marks the twenty-third annual report for Morgan Stanley Cornerstone Fund II L.P. and Morgan Stanley Cornerstone Fund III L.P. and the twenty-first annual report for Morgan Stanley Cornerstone Fund IV L.P. The Net Asset Value per Unit for each of the three Morgan Stanley Cornerstone Funds ("Fund(s)") as of December 31, 2007 was as follows:

                                                                       % CHANGE
FUNDS                                                         N.A.V.   FOR YEAR
-------------------------------------------------------------------------------
Cornerstone Fund II                                          $3,344.64   -3.1%
-------------------------------------------------------------------------------
Cornerstone Fund III                                         $4,137.34    1.2%
-------------------------------------------------------------------------------
Cornerstone Fund IV                                          $4,833.63  -14.1%
-------------------------------------------------------------------------------

  Since their inception in 1985, Cornerstone Fund II and Cornerstone Fund III have returned 243.0% (a compound annualized return of 5.5%) and 324.3% (a compound annualized return of 6.5%), respectively. Since its inception in 1987, Cornerstone Fund IV has returned 395.8% (a compound annualized return of 8.1%).

  Detailed performance information for each Fund is located in the body of the financial report. (Note: all returns are net of all fees). For each Fund, we provide a trading results by sector chart that portrays trading gains and trading losses for the year in each sector in which the Fund participates. In the case of Cornerstone Fund IV, we provide the trading gains and trading losses for the five major currencies in which the Fund participates, and composite information for all other "minor" currencies traded within the Fund.

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

  Should you have any questions concerning this report, please feel free to contact Demeter Management Corporation, 522 Fifth Avenue, 13th Floor, New York, NY 10036, or your Morgan Stanley Financial Advisor.

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

 This report is based on information from multiple sources and Morgan Stanley makes no representation as to the accuracy or completeness of information from sources outside of Morgan Stanley.

                      This page intentionally left blank.

MORGAN STANLEY CORNERSTONE FUND II L.P.

                                    [CHART]

                              Year ended December 31, 2007
                              ----------------------------
Currencies                              -13.08%
Interest Rates                            7.14%
Stock Indices                             0.06%
Energies                                  1.38%
Metals                                    0.00%
Agriculturals                             0.00%


Note: Includes trading results and commissions but does not include other fees or interest income.

FACTORS INFLUENCING ANNUAL TRADING LOSSES:
.. Trading losses were experienced in the currency markets throughout the year from both short and long positions in the South African rand versus the U.S. dollar as the value of the rand moved in a trendless pattern due to investor uncertainty regarding the status of the South African economy. Further losses were recorded from short positions in the Mexican peso versus the U.S. dollar primarily during March and April as the value of the Mexican peso moved higher amid speculation of an interest rate hike by the Bank of Mexico. Elsewhere, losses were experienced during August, November, and December from long positions in the British pound, euro, South African rand, Australian dollar, New Zealand dollar, and Mexican peso versus the U.S. dollar as the value of the U.S. dollar moved higher against its major rivals due to substantially stronger demand for U.S. dollar-denominated government bonds amid continuing credit market losses and a decline in global equity markets. In addition, the value of the U.S. dollar moved higher after a smaller-than-expected interest rate cut by the U.S. Federal Reserve in December. Furthermore, the value of the South African rand and Australian dollar declined against the U.S. dollar on concerns that a possible slowdown in the U.S. economy would negatively impact future demand for commodities, while the value of the Mexican peso declined against the U.S. dollar amid worries that a weakening U.S. economy would curb demand for Mexican exports.

MORGAN STANLEY CORNERSTONE FUND II L.P.

.. Trading gains were recorded within the global interest rate futures markets, primarily during January, May, June, and July from short positions in European and U.S. fixed-income futures as prices fell amid weakness in the equity markets and consistently strong economic data out of the Euro-Zone and United States, resulting in reduced demand for the "safe haven" of fixed-income investments. During August, October, and November, newly established long positions in U.S., British, and German fixed-income futures resulted in gains as prices reversed sharply higher in a worldwide "flight-to-quality" after the volatility in the global equity markets, spurred by losses in the U.S. sub-prime mortgage sector, caused investors to seek the "safety" of government bonds.

.. Additional gains were achieved in the energy sector during January from short futures positions in oil related products as prices declined on skepticism that OPEC would cut production as much as originally pledged. Newly established long futures positions in crude oil and its related products resulted in gains during February, July, September, October, and November as prices moved higher due to geopolitical concerns regarding instability in Iraq and Iran's nuclear program. Furthermore, prices moved higher as a weaker U.S. dollar resulted in bargain hunting by investors regarding U.S. dollar-denominated investments.

.. Smaller gains were experienced in the global stock index sector, primarily during April, May, June, and September, from long positions in German equity index futures as prices increased amid solid German economic data and optimism that the Euro-Zone economy would be able to sustain growth after substantial credit losses related to sub-prime investments threatened corporate earnings. Furthermore, gains were recorded primarily during June, September, and October from long positions in Hang Seng and Taiwanese equity index futures as prices increased amid investor optimism regarding future earnings in the technology sector. Gains were also recorded primarily during October and December from short positions in Dow Jones 30 Index futures as prices moved lower as a slowing U.S. housing market and worse-than-expected corporate earnings reignited fears of a possible U.S. recession.

MORGAN STANLEY CORNERSTONE FUND III L.P.

                                    [CHART]

                              Year ended December 31, 2007
                              ----------------------------
Currencies                               1.32%
Interest Rates                           1.37%
Stock Indices                           -4.18%
Energies                                 5.09%
Metals                                  -2.69%
Agriculturals                            0.40%


Note: Includes trading results and commissions but does not include other fees or interest income.

FACTORS INFLUENCING ANNUAL TRADING GAINS:
.. The most significant trading gains were experienced within the energy sector during January from short futures positions in crude oil and its related products as prices declined on skepticism that OPEC would cut production as much as originally pledged. Additional gains were experienced during July, September, October, and December, from long futures positions in crude oil and its related products as prices trended higher due to geopolitical concerns regarding instability in Iraq and Iran's nuclear program. Lastly, prices moved higher as a weaker U.S. dollar resulted in bargain hunting by investors regarding U.S. dollar-denominated investments.

.. Additional gains were recorded in the global interest rate sector during January, April, and June from short positions in European and U.S. interest rate futures as prices trended lower after consistently strong economic data out of the United Kingdom and United States resulted in reduced demand for the "safe haven" of fixed-income investments. Newly established long positions in U.S. fixed-income futures recorded gains during September and November as prices increased in a worldwide "flight-to-quality" after volatility in the global equity markets, spurred by losses in the U.S. sub-prime mortgage sector, caused investors to seek the "safety" of government bonds. In addition, U.S. interest rate futures prices moved higher amid speculation that continued credit market losses might lead the U.S. Federal Reserve to cut interest rates in December.

MORGAN STANLEY CORNERSTONE FUND III L.P.

.. Gains were experienced within the currency sector from long positions in the euro, Turkish lira, Brazilian real, Canadian dollar, and New Zealand dollar versus the U.S. dollar primarily during April and June as the value of the U.S. dollar declined relative to these currencies amid news that foreign central banks had diversified their currency holdings to non-U.S. dollar-denominated assets and fears that an economic slowdown in the United States would lead the U.S. Federal Reserve to lower interest rates. Meanwhile, the value of the Canadian dollar and New Zealand dollar, also known as the "commodity currencies", moved higher in the wake of consistently rising commodity prices. During September, October, and December, the value of the U.S. dollar continued to decline against the aforementioned currencies leading up to and after the U.S. Federal Reserve's decision to reduce its benchmark interest rate to 4.5%, as well as on indications for further rate reductions in the near term.

.. Smaller gains were experienced in the agricultural complex during February from long futures positions in the soybean complex as prices rose on speculative buying, news of persistent global demand, and worries that drought conditions in the U.S. South and flooding in the U.S. Midwest had damaged crops. Additional gains were experienced during August and September from long positions in wheat futures as prices increased to a record high amid persistently strong international demand and news from the U.S. Department of Agriculture that global stockpiles would fall to the lowest level in 26 years. Lastly, further gains were experienced from long positions in the soybean complex primarily during November and December as prices increased amid speculation that the rising cost of oil would boost demand for alternative biofuels made from the crops.

FACTORS INFLUENCING ANNUAL TRADING LOSSES:
.. Trading losses were incurred within the global stock index sector during February and March from long positions in U.S. and Japanese stock index futures as prices reversed sharply lower after a massive sell-off in the global equity markets that began on February 27, 2007, following comments from former U.S. Federal Reserve Chairman Alan Greenspan that the U.S. economy could be due for a recession. In addition, concerns that tighter credit conditions in China and Japan might dampen global growth first sent Chinese stock markets plunging before the sell-off spread to other equity markets. During July, August, and November, long positions in U.S. equity index futures resulted in further losses as prices fell sharply on concerns that a widening credit crunch, sparked by U.S. sub-prime mortgage losses, would erode global economic growth and corporate earnings.

.. Smaller losses were incurred in the metals sector during February, March, May, and June from long positions in silver and gold futures as prices moved lower amid speculative selling. Additional losses were incurred during August from long positions in gold futures as prices reversed lower amid temporary strength in the U.S. dollar. Elsewhere in the metals market, losses were incurred from both short and long positions in aluminum and copper futures as prices moved without consistent direction throughout a majority of the year amid conflicting data regarding supply and demand.

MORGAN STANLEY CORNERSTONE FUND IV L.P.

                                    [CHART]

                              Year ended December 31, 2007
                              ----------------------------
Australian dollar                        -0.55%
British pound                             0.10%
Euro                                      3.43%
Japanese yen                             -3.03%
Swiss franc                              -3.05%
Minor Currencies                        -11.07%


Note:Includes trading results and commissions but does not include other fees or interest income.
     Minor currencies may include, but are not limited to, the South African rand, Thai baht, Singapore dollar, Mexican peso, New Zealand dollar, Polish zloty, Brazilian real, Czech koruna, Norwegian krone, Chilean peso, and Russian ruble.

FACTORS INFLUENCING ANNUAL TRADING LOSSES:
.. The most significant trading losses were experienced throughout a majority of the year from both short and long positions in the South African rand versus the U.S. dollar as the value of the rand moved in a trendless pattern due to investor uncertainty regarding the status of the South African economy. Meanwhile, short positions in the Swiss franc versus the U.S. dollar incurred losses primarily during February, March, July, August, October, and November as the value of the Swiss franc reversed higher against the U.S. dollar due to accelerating fears of inflation in Switzerland and speculation that the Swiss National Bank would raise interest rates. During December, newly established long positions in the Swiss franc versus the U.S. dollar incurred further losses as the value of the U.S. dollar moved higher against its major rivals during the first half of the month following a smaller-than-expected interest rate cut by the U.S. Federal Reserve. Losses were incurred during late February and early March from short positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen reversed sharply higher against the U.S. dollar in late February due to a combination of factors including an almost 10% drop in the Shanghai stock market and a warning from Rodrigo Rato, Managing Director of the International Monetary Fund, that a weak yen "could lead to more entrenched exchange rate misalignments that worsen global imbalances", which encouraged traders to unwind short positions in the Japanese yen against most of its major rivals. During July, August, and October,

MORGAN STANLEY CORNERSTONE FUND IV L.P.

  short positions in the Japanese yen versus the U.S. dollar resulted in further losses as the value of the Japanese yen corrected higher against most of its major rivals when traders reduced "carry-trade" positions after the sell-off in the global equity markets resulted in investors trimming "riskier" assets funded by loans in Japan. Finally, losses were experienced from both short and long positions in the Japanese yen versus the U.S. dollar during November and December as the value of the Japanese yen moved without consistent direction due to uncertainty regarding the future interest rate policy of the Bank of Japan. Losses were recorded from short positions in the Mexican peso versus the U.S. dollar as the value of the Mexican peso moved higher during March and April on increased speculation of an interest rate hike by the Bank of Mexico. Further losses were incurred during June, July, August, November, and December, from newly established long positions in the Mexican peso versus the U.S. dollar as the value of the Mexican peso reversed lower leading up to and after the Bank of Mexico's decision to hold interest rates steady at 7.25%. In addition, the value of the U.S. dollar reversed higher against its major rivals due to substantially stronger demand for U.S. dollar-denominated government bonds amid continuing credit market losses and a decline in global equity markets. Smaller losses were recorded primarily during January, February, August, November, and December, from long positions in the New Zealand dollar and Australian dollar versus the U.S. dollar as the value of the U.S. dollar reversed higher against most of its major rivals due to the aforementioned reasons regarding demand for U.S. dollar-denominated government bonds.

FACTORS INFLUENCING ANNUAL TRADING GAINS:
.. Trading gains were recorded primarily during March and April from long positions in the euro versus the U.S. dollar as the value of the euro moved higher against the U.S. dollar amid indications from European Central Bank member Klaus Liebscher that interest rates in the Euro-Zone would increase further if inflation continued to rise. During September and October, additional gains were experienced from long positions in the euro versus the U.S. dollar as the value of the U.S. dollar was pulled lower leading up to and following the U.S. Federal Reserve's decision to cut interest rates to 4.50%. In November, long positions in the euro relative to the U.S. dollar experienced additional gains as the euro strengthened against the U.S. dollar after Gross Domestic Product in the Euro-Zone came in higher than expected. Additional gains were experienced throughout a majority of the year from long positions in the Brazilian real versus the U.S. dollar as the value of the Brazilian real trended higher as consistently strong economic data out of Brazil led to investor sentiment that the Central Bank of Brazil would continue to raise interest rates. Gains were recorded during April, June, July, September, and October from long positions in the Swedish krona versus the U.S. dollar as the value of the Swedish krona moved higher amid consistently strong economic data out of Sweden.

MORGAN STANLEY CORNERSTONE FUNDS

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

  Demeter Management Corporation ("Demeter"), the general partner of Morgan Stanley Cornerstone Fund II L.P., Morgan Stanley Cornerstone Fund III L.P., and Morgan Stanley Cornerstone Fund IV L.P. (collectively, the "Partnerships"), is responsible for the management of the Partnerships.

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

  Management assessed the effectiveness of each Partnership's internal control over financial reporting as of December 31, 2007. In making this assessment, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control--Integrated Framework. Based on our assessment and those criteria, Management believes that each Partnership maintained effective internal control over financial reporting as of December 31, 2007.

  Deloitte & Touche LLP, the Partnerships' independent registered public accounting firm, has issued an audit report on the Partnerships' internal control over financial reporting. This report, which expresses unqualified opinions on the Partnerships' internal control over financial reporting, appears under "Report of Independent Registered Public Accounting Firm" on the following page.

/s/ Walter J. Davis
Walter J. Davis
President
Demeter Management Corporation

/s/ Christian M. Angstadt
Christian M. Angstadt
Chief Financial Officer
Demeter Management Corporation

New York, New York
March 20, 2008

MORGAN STANLEY CORNERSTONE FUNDS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Limited Partners and the General Partner of
Morgan Stanley Cornerstone Fund II L.P.
Morgan Stanley Cornerstone Fund III L.P.
Morgan Stanley Cornerstone Fund IV L.P. :

  We have audited the internal control over financial reporting of Morgan Stanley Cornerstone Fund II L.P., Morgan Stanley Cornerstone Fund III L.P. and Morgan Stanley Cornerstone Fund IV L.P. (collectively, the "Partnerships") as of December 31, 2007, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Partnerships' management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnerships' internal control over financial reporting based on our audit.

  We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

  In our opinion, the Partnerships maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

  We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2007 of the Partnerships and our report dated March 20, 2008 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

New York, New York
March 20, 2008

MORGAN STANLEY CORNERSTONE FUNDS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Limited Partners and the General Partner of
Morgan Stanley Cornerstone Fund II L.P.
Morgan Stanley Cornerstone Fund III L.P.
Morgan Stanley Cornerstone Fund IV L.P. :

  We have audited the accompanying statements of financial condition of Morgan Stanley Cornerstone Fund II L.P., Morgan Stanley Cornerstone Fund III L.P., and Morgan Stanley Cornerstone Fund IV L.P. (collectively, the "Partnerships"), including the schedules of investments, as of December 31, 2007 and 2006, and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, such financial statements present fairly, in all material respects, the financial position of Morgan Stanley Cornerstone Fund II L.P., Morgan Stanley Cornerstone Fund III L.P., and Morgan Stanley Cornerstone Fund IV L.P. at December 31, 2007 and 2006, and the results of their operations, changes in partners' capital, and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

  As discussed in Note 1, the Partnerships modified their classification of cash within the statements of financial condition and cash flows to conform to 2007 presentation.

  We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnerships' internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 20, 2008 expressed an unqualified opinion on the Partnerships' internal control over financial reporting.

/s/ Deloitte & Touche LLP

New York, New York
March 20, 2008

MORGAN STANLEY CORNERSTONE FUND II L.P.

STATEMENTS OF FINANCIAL CONDITION

                                                              DECEMBER 31,
                                                           -------------------
                                                             2007      2006
                                                           --------- ---------
                                                              $         $
                                    ASSETS
 Trading Equity:
  Unrestricted cash                                        6,584,973 8,267,036
  Restricted cash                                            444,742   588,953
                                                           --------- ---------
   Total Cash                                              7,029,715 8,855,989

  Net unrealized gain on open contracts (MS&Co.)              98,394   258,505
                                                           --------- ---------
   Total Trading Equity                                    7,128,109 9,114,494
 Interest receivable (MS&Co.)                                 15,021    29,322
 Due from MS&Co.                                               3,416    16,888
                                                           --------- ---------
   Total Assets                                            7,146,546 9,160,704
                                                           ========= =========

                      LIABILITIES AND PARTNERS' CAPITAL
 LIABILITIES
 Redemptions payable                                          92,051    86,657
 Accrued administrative expenses                              30,222    29,687
 Accrued management fees                                      20,756    26,632
                                                           --------- ---------
   Total Liabilities                                         143,029   142,976
                                                           --------- ---------
 PARTNERS' CAPITAL
 Limited Partners (2,025.388 and 2,525.775 Units,
  respectively)                                            6,774,185 8,722,240
 General Partner (68.567 and 85.567 Units, respectively)     229,332   295,488
                                                           --------- ---------
   Total Partners' Capital                                 7,003,517 9,017,728
                                                           --------- ---------
   Total Liabilities and Partners' Capital                 7,146,546 9,160,704
                                                           ========= =========
 NET ASSET VALUE PER UNIT                                   3,344.64  3,453.29
                                                           ========= =========

STATEMENTS OF OPERATIONS

                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                ---------------------------------
                                                  2007        2006        2005
                                                ---------  ----------  ----------
                                                    $           $           $
INVESTMENT INCOME
 Interest income (MS&Co.)                         288,143     393,410     367,313
                                                ---------  ----------  ----------

EXPENSES
 Brokerage commissions (MS&Co.)                   455,149     628,115     833,584
 Management fees                                  279,695     361,586     506,875
 Common administrative expenses                    49,000      50,000      41,000
 Transaction fees and costs                        28,518      40,840      48,642
                                                ---------  ----------  ----------
  Total Expenses                                  812,362   1,080,541   1,430,101
                                                ---------  ----------  ----------

NET INVESTMENT LOSS                              (524,219)   (687,131) (1,062,788)
                                                ---------  ----------  ----------

TRADING RESULTS
Trading profit (loss):
 Realized                                         411,841     (53,928) (1,007,388)
 Net change in unrealized                        (160,111)   (259,538) (1,492,690)
                                                ---------  ----------  ----------
                                                  251,730    (313,466) (2,500,078)
 Proceeds from Litigation Settlement                --         --           2,209
                                                ---------  ----------  ----------
  Total Trading Results                           251,730    (313,466) (2,497,869)
                                                ---------  ----------  ----------

NET LOSS                                         (272,489) (1,000,597) (3,560,657)
                                                =========  ==========  ==========

NET LOSS ALLOCATION:
Limited Partners                                 (265,258)   (970,621) (3,469,605)
General Partner                                    (7,231)    (29,976)    (91,052)

NET LOSS PER UNIT:
Limited Partners                                  (108.65)    (300.21)    (905.38)
General Partner                                   (108.65)    (300.21)    (905.38)

                                                  UNITS       UNITS       UNITS
                                                ---------  ----------  ----------
WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING    2,351.802   2,936.644   3,708.410

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CORNERSTONE FUND III L.P.

STATEMENTS OF FINANCIAL CONDITION

                                                                   DECEMBER 31,
                                                               ---------------------
                                                                  2007       2006
                                                               ---------- ----------
                                                                   $          $
                                       ASSETS
Trading Equity:
 Unrestricted cash                                             15,925,629 17,796,766
 Restricted cash                                                1,251,653  2,668,811
                                                               ---------- ----------
   Total Cash                                                  17,177,282 20,465,577
                                                               ---------- ----------

 Net unrealized gain on open contracts (MS&Co.)                   741,994    489,311
 Net unrealized gain on open contracts (MSIP)                      54,095     42,675
                                                               ---------- ----------
   Total net unrealized gain on open contracts                    796,089    531,986
                                                               ---------- ----------
   Total Trading Equity                                        17,973,371 20,997,563
Interest receivable (MS&Co.)                                       36,546     67,511
Due from MS&Co.                                                    12,811     34,489
                                                               ---------- ----------
   Total Assets                                                18,022,728 21,099,563
                                                               ========== ==========

                         LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Redemptions payable                                               159,039    352,302
Accrued administrative expenses                                   111,753    108,753
Accrued management fees                                            52,241     61,223
                                                               ---------- ----------
   Total Liabilities                                              323,033    522,278
                                                               ---------- ----------
PARTNERS' CAPITAL
Limited Partners (4,175.524 and 4,928.664 Units, respectively) 17,275,552 20,157,999
General Partner (102.516 Units)                                   424,143    419,286
                                                               ---------- ----------
   Total Partners' Capital                                     17,699,695 20,577,285
                                                               ---------- ----------
   Total Liabilities and Partners' Capital                     18,022,728 21,099,563
                                                               ========== ==========
NET ASSET VALUE PER UNIT                                         4,137.34   4,089.95
                                                               ========== ==========

STATEMENTS OF OPERATIONS

                                          FOR THE YEARS ENDED DECEMBER 31,
                                         ----------------------------------
                                            2007        2006        2005
                                         ----------  ----------  ----------
                                              $           $           $
    INVESTMENT INCOME
     Interest income (MS&Co.)               671,543     845,718     602,016
                                         ----------  ----------  ----------

    EXPENSES
     Brokerage commissions (MS&Co.)         935,482   1,046,232     948,366
     Management fees                        652,165     778,821     833,891
     Common administrative expenses          98,000      94,000      70,000
     Transaction fees and costs              56,262      77,450      51,605
                                         ----------  ----------  ----------
       Total Expenses                     1,741,909   1,996,503   1,903,862
                                         ----------  ----------  ----------

    NET INVESTMENT LOSS                  (1,070,366) (1,150,785) (1,301,846)
                                         ----------  ----------  ----------

    TRADING RESULTS
    Trading profit (loss):
     Realized                               892,900   2,219,556    (992,550)
     Net change in unrealized               264,103    (339,145)    409,603
                                         ----------  ----------  ----------
                                          1,157,003   1,880,411    (582,947)
     Proceeds from Litigation Settlement     --          --          26,287
                                         ----------  ----------  ----------
       Total Trading Results              1,157,003   1,880,411    (556,660)
                                         ----------  ----------  ----------

    NET INCOME (LOSS)                        86,637     729,626  (1,858,506)
                                         ==========  ==========  ==========

    NET INCOME (LOSS) ALLOCATION:
    Limited Partners                         81,780     716,413  (1,832,088)
    General Partner                           4,857      13,213     (26,418)

    NET INCOME (LOSS) PER UNIT:
    Limited Partners                          47.39      128.88     (257.70)
    General Partner                           47.39      128.88     (257.70)

                                            UNITS       UNITS       UNITS
                                         ----------  ----------  ----------
    WEIGHTED AVERAGE NUMBER
     OF UNITS OUTSTANDING                 4,655.090   5,418.723   6,245.909

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CORNERSTONE FUND IV L.P.

STATEMENTS OF FINANCIAL CONDITION

                                                              DECEMBER 31,
                                                         ----------------------
                                                            2007          2006
                                                         ----------    ----------
                                                             $             $
                                    ASSETS
 Trading Equity:
  Unrestricted cash                                      34,224,360    49,580,010
  Restricted cash                                           836,349       427,000
                                                         ----------    ----------
   Total Cash                                            35,060,709    50,007,010

  Net unrealized gain (loss) on open contracts (MS&Co.)    (393,917)    1,429,548
                                                         ----------    ----------
   Total Trading Equity                                  34,666,792    51,436,558
 Interest receivable (MS&Co.)                                70,792       159,151
 Due from MS&Co.                                             17,409        49,185
                                                         ----------    ----------
   Total Assets                                          34,754,993    51,644,894
                                                         ==========    ==========

                       LIABILITIES AND PARTNERS' CAPITAL
 LIABILITIES
 Redemptions payable                                        487,407     1,326,233
 Accrued administrative expenses                            118,118       109,708
 Accrued management fees                                    101,024       150,311
                                                         ----------    ----------
   Total Liabilities                                        706,549     1,586,252
                                                         ----------    ----------
 PARTNERS' CAPITAL
 Limited Partners (6,939.595 and 8,793.380
  Units, respectively)                                   33,543,431    49,470,851
 General Partner (104.479 Units)                            505,013       587,791
                                                         ----------    ----------
   Total Partners' Capital                               34,048,444    50,058,642
                                                         ----------    ----------
   Total Liabilities and Partners' Capital               34,754,993    51,644,894
                                                         ==========    ==========
 NET ASSET VALUE PER UNIT                                  4,833.63      5,625.92
                                                         ==========    ==========

STATEMENTS OF OPERATIONS

                                        FOR THE YEARS ENDED DECEMBER 31,
                                      -----------------------------------
                                         2007        2006        2005
                                      ----------  ----------  -----------
                                           $           $           $
      INVESTMENT INCOME
       Interest income (MS&Co.)        1,470,242   2,038,843    1,848,451
                                      ----------  ----------  -----------

      EXPENSES
       Management fees                 1,472,326   1,903,186    2,619,089
       Brokerage commissions (MS&Co.)  1,435,974   2,033,041    2,714,539
       Common administrative expenses    173,000     175,000      139,000
                                      ----------  ----------  -----------
         Total Expenses                3,081,300   4,111,227    5,472,628
                                      ----------  ----------  -----------

      NET INVESTMENT LOSS             (1,611,058) (2,072,384)  (3,624,177)
                                      ----------  ----------  -----------

      TRADING RESULTS
      Trading loss:
       Realized                       (2,963,468)   (597,044) (10,036,703)
       Net change in unrealized       (1,823,465)   (544,339)  (4,373,970)
                                      ----------  ----------  -----------
         Total Trading Results        (4,786,933) (1,141,383) (14,410,673)
                                      ----------  ----------  -----------

      NET LOSS                        (6,397,991) (3,213,767) (18,034,850)
                                      ==========  ==========  ===========

      NET LOSS ALLOCATION:
      Limited Partners                (6,315,213) (3,182,959) (17,820,295)
      General Partner                    (82,778)    (30,808)    (214,555)

      NET LOSS PER UNIT:
      Limited Partners                   (792.29)    (254.06)   (1,407.53)
      General Partner                    (792.29)    (254.06)   (1,407.53)

                                         UNITS       UNITS       UNITS
                                      ----------  ----------  -----------
      WEIGHTED AVERAGE NUMBER
       OF UNITS OUTSTANDING            7,973.971   9,911.917   12,176.938

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CORNERSTONE FUND II L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

                                    UNITS OF
                                   PARTNERSHIP  LIMITED    GENERAL
                                    INTEREST    PARTNERS   PARTNER     TOTAL
                                   ----------- ----------  -------  ----------
                                                   $          $          $
 Partners' Capital, December 31,
 2004                               3,998.749  18,161,153  468,530  18,629,683
 Net loss                               --     (3,469,605) (91,052) (3,560,657)
 Redemptions                         (637.022) (2,450,799)    --    (2,450,799)
                                    ---------  ----------  -------  ----------
 Partners' Capital, December 31,
 2005                               3,361.727  12,240,749  377,478  12,618,227
 Net loss                               --       (970,621) (29,976) (1,000,597)
 Redemptions                         (750.385) (2,547,888) (52,014) (2,599,902)
                                    ---------  ----------  -------  ----------
 Partners' Capital,
 December 31, 2006                  2,611.342   8,722,240  295,488   9,017,728
 Net loss                               --       (265,258)  (7,231)   (272,489)
 Redemptions                         (517.387) (1,682,797) (58,925) (1,741,722)
                                    ---------  ----------  -------  ----------
 Partners' Capital, December 31,
 2007                               2,093.955   6,774,185  229,332   7,003,517
                                    =========  ==========  =======  ==========

MORGAN STANLEY CORNERSTONE FUND III L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

 FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

                                    UNITS OF
                                   PARTNERSHIP  LIMITED    GENERAL
                                    INTEREST    PARTNERS   PARTNER     TOTAL
                                   ----------- ----------  -------  ----------
                                                   $          $          $
 Partners' Capital, December 31,
 2004                               6,615.512  27,476,835  432,491  27,909,326
 Net loss                               --     (1,832,088) (26,418) (1,858,506)
 Redemptions                         (819.503) (3,092,412)    --    (3,092,412)
                                    ---------  ----------  -------  ----------
 Partners' Capital, December 31,
 2005                               5,796.009  22,552,335  406,073  22,958,408
 Net income                             --        716,413   13,213     729,626
 Redemptions                         (764.829) (3,110,749)    --    (3,110,749)
                                    ---------  ----------  -------  ----------
 Partners' Capital,
 December 31, 2006                  5,031.180  20,157,999  419,286  20,577,285
 Net income                             --         81,780    4,857      86,637
 Redemptions                         (753.140) (2,964,227)    --    (2,964,227)
                                    ---------  ----------  -------  ----------
 Partners' Capital, December 31,
 2007                               4,278.040  17,275,552  424,143  17,699,695
                                    =========  ==========  =======  ==========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CORNERSTONE FUND IV L.P.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

                                 UNITS OF
                                PARTNERSHIP   LIMITED     GENERAL
                                 INTEREST     PARTNERS    PARTNER      TOTAL
                                ----------- -----------  ---------  -----------
                                                 $           $           $
Partners' Capital,
December 31, 2004               13,031.460   93,819,259  1,147,630   94,966,889
Net loss                            --      (17,820,295)  (214,555) (18,034,850)
Redemptions                     (2,012.989) (11,889,626)  (254,061) (12,143,687)
                                ----------  -----------  ---------  -----------
Partners' Capital, December
31, 2005                        11,018.471   64,109,338    679,014   64,788,352
Net loss                            --       (3,182,959)   (30,808)  (3,213,767)
Redemptions                     (2,120.612) (11,455,528)   (60,415) (11,515,943)
                                ----------  -----------  ---------  -----------
Partners' Capital,
December 31, 2006                8,897.859   49,470,851    587,791   50,058,642
Net loss                            --       (6,315,213)   (82,778)  (6,397,991)
Redemptions                     (1,853.785)  (9,612,207)     --      (9,612,207)
                                ----------  -----------  ---------  -----------
Partners' Capital, December
31, 2007                         7,044.074   33,543,431    505,013   34,048,444
                                ==========  ===========  =========  ===========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CORNERSTONE FUND II L.P.

STATEMENTS OF CASH FLOWS

                                            FOR THE YEARS ENDED DECEMBER 31,
                                           ----------------------------------
                                              2007        2006        2005
                                           ----------  ----------  ----------
                                               $           $           $
  CASH FLOWS FROM
   OPERATING ACTIVITIES
  Net loss                                   (272,489) (1,000,597) (3,560,657)
  Noncash item included in net loss:
    Net change in unrealized                  160,111     259,538   1,492,690
  (Increase) decrease in operating assets:
    Restricted cash                           144,211     791,855   1,448,295
    Interest receivable (MS&Co.)               14,301       6,154      (8,347)
    Due from MS&Co.                            13,472      (5,178)     50,678
  Increase (decrease) in operating
   liabilities:
    Accrued administrative expenses               535      (2,521)     (5,084)
    Accrued management fees                    (5,876)    (11,254)    (16,779)
                                           ----------  ----------  ----------
  Net cash provided by (used for)
   operating activities                        54,265      37,997    (599,204)
                                           ----------  ----------  ----------

  CASH FLOWS FROM
   FINANCING ACTIVITIES
  Cash paid for redemptions of Units       (1,736,328) (2,846,464) (2,175,467)
                                           ----------  ----------  ----------
  Net cash used for financing activities   (1,736,328) (2,846,464) (2,175,467)
                                           ----------  ----------  ----------

  Net decrease in unrestricted cash        (1,682,063) (2,808,467) (2,774,671)

  Unrestricted cash at beginning of period  8,267,036  11,075,503  13,850,174
                                           ----------  ----------  ----------

  Unrestricted cash at end of period        6,584,973   8,267,036  11,075,503
                                           ==========  ==========  ==========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CORNERSTONE FUND III L.P.

STATEMENTS OF CASH FLOWS

                                               FOR THE YEARS ENDED DECEMBER 31,
                                              ----------------------------------
                                                 2007        2006        2005
                                              ----------  ----------  ----------
                                                  $           $           $
CASH FLOWS FROM
 OPERATING ACTIVITIES
Net income (loss)                                 86,637     729,626  (1,858,506)
Noncash item included in net
 income (loss):
  Net change in unrealized                      (264,103)    339,145    (409,603)
(Increase) decrease in operating assets:
  Restricted cash                              1,417,158    (988,707)  1,743,314
  Interest receivable (MS&Co.)                    30,965      (5,859)    (20,356)
  Due from MS&Co.                                 21,678       6,721     (26,090)
Increase (decrease) in operating liabilities:
  Accrued management fees                         (8,982)     (6,658)    (14,595)
  Accrued administrative expenses                  3,000      (3,607)     (7,310)
                                              ----------  ----------  ----------
Net cash provided by (used for)
 operating activities                          1,286,353      70,661    (593,146)
                                              ----------  ----------  ----------

CASH FLOWS FROM
 FINANCING ACTIVITIES
Cash paid for redemptions of Units            (3,157,490) (3,005,683) (3,130,920)
                                              ----------  ----------  ----------
Net cash used for financing activities        (3,157,490) (3,005,683) (3,130,920)
                                              ----------  ----------  ----------

Net decrease in unrestricted cash             (1,871,137) (2,935,022) (3,724,066)

Unrestricted cash at beginning of period      17,796,766  20,731,788  24,455,854
                                              ----------  ----------  ----------

Unrestricted cash at end of period            15,925,629  17,796,766  20,731,788
                                              ==========  ==========  ==========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CORNERSTONE FUND IV L.P.

STATEMENTS OF CASH FLOWS

                                            FOR THE YEARS ENDED DECEMBER 31,
                                         -------------------------------------
                                             2007         2006         2005
                                         -----------  -----------  -----------
                                              $            $            $
CASH FLOWS FROM
 OPERATING ACTIVITIES
Net loss                                  (6,397,991)  (3,213,767) (18,034,850)
Noncash item included in net loss:
  Net change in unrealized                 1,823,465      544,339    4,373,970
(Increase) decrease in operating assets:
  Restricted cash                           (409,349)    (224,000)     445,902
  Interest receivable (MS&Co.)                88,359       11,166      (47,477)
  Due from MS&Co.                             31,776        6,565      (23,388)
Increase (decrease) in operating
 liabilities:
  Accrued administrative expenses              8,410       (1,180)     (12,326)
  Accrued management fees                    (49,287)     (42,814)     (87,016)
                                         -----------  -----------  -----------
Net cash used for operating activities    (4,904,617)  (2,919,691) (13,385,185)
                                         -----------  -----------  -----------

CASH FLOWS FROM
 FINANCING ACTIVITIES
Cash paid for redemptions of Units       (10,451,033) (11,422,372) (11,712,375)
                                         -----------  -----------  -----------
Net cash used for financing activities   (10,451,033) (11,422,372) (11,712,375)
                                         -----------  -----------  -----------
Net decrease in unrestricted cash        (15,355,650) (14,342,063) (25,097,560)

Unrestricted cash at beginning
 of period                                49,580,010   63,922,073   89,019,633
                                         -----------  -----------  -----------

Unrestricted cash at end of period        34,224,360   49,580,010   63,922,073
                                         ===========  ===========  ===========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CORNERSTONE FUND II L.P.

SCHEDULES OF INVESTMENTS

DECEMBER 31, 2007 AND 2006

                                        LONG UNREALIZED  PERCENTAGE   SHORT UNREALIZED  PERCENTAGE   NET UNREALIZED
FUTURES AND FORWARD CONTRACTS:            GAIN/(LOSS)   OF NET ASSETS   GAIN/(LOSS)    OF NET ASSETS  GAIN/(LOSS)
------------------------------          --------------- ------------- ---------------- ------------- --------------
2007 PARTNERSHIP NET ASSETS: $7,003,517        $              %              $               %             $
      Commodity                               5,659          0.08          (1,460)         (0.02)         4,199
      Equity                                 17,639          0.25          (3,360)         (0.05)        14,279
      Foreign currency                      (23,706)        (0.34)        (45,218)         (0.65)       (68,924)
      Interest rate                          24,883          0.36          30,805           0.44         55,688
                                            -------         -----         -------          -----        -------
        Grand Total:                         24,475          0.35         (19,233)         (0.28)         5,242
                                            =======         =====         =======          =====
       Unrealized Currency Gain                                                                          93,152
                                                                                                        -------
       Total Net Unrealized Gain                                                                         98,394
                                                                                                        =======

2006 PARTNERSHIP NET ASSETS: $9,017,728
      Commodity                                --             --           33,387           0.37         33,387
      Equity                                 25,871          0.29            --              --          25,871
      Foreign currency                      102,080          1.13          76,510           0.85        178,590
      Interest rate                         (82,786)        (0.92)         89,408           0.99          6,622
                                            -------         -----         -------          -----        -------
        Grand Total:                         45,165          0.50         199,305           2.21        244,470
                                            =======         =====         =======          =====
       Unrealized Currency Gain                                                                          14,035
                                                                                                        -------
       Total Net Unrealized Gain                                                                        258,505
                                                                                                        =======

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CORNERSTONE FUND III L.P.

SCHEDULES OF INVESTMENTS

DECEMBER 31, 2007 AND 2006

                                         LONG UNREALIZED  PERCENTAGE   SHORT UNREALIZED  PERCENTAGE   NET UNREALIZED
FUTURES AND FORWARD CONTACTS:              GAIN/(LOSS)   OF NET ASSETS   GAIN/(LOSS)    OF NET ASSETS  GAIN/(LOSS)
-----------------------------            --------------- ------------- ---------------- ------------- --------------
2007 PARTNERSHIP NET ASSETS: $17,699,695        $              %              $               %             $
      Commodity                              413,874          2.34          53,390           0.30        467,264
      Equity                                  22,161          0.13          92,328           0.52        114,489
      Foreign currency                      (119,794)        (0.68)        190,608           1.07         70,814
      Interest rate                          163,283          0.92          (2,579)         (0.01)       160,704
                                            --------         -----         -------          -----        -------
        Grand Total:                         479,524          2.71         333,747           1.88        813,271
                                            ========         =====         =======          =====
        Unrealized Currency Loss                                                                         (17,182)
                                                                                                         -------
       Total Net Unrealized Gain                                                                         796,089
                                                                                                         =======

2006 PARTNERSHIP NET ASSETS: $20,577,285
      Commodity                               23,088          0.11         169,297           0.82        192,385
      Equity                                 234,490          1.14            --              --         234,490
      Foreign currency                       (37,575)        (0.18)        144,851           0.70        107,276
      Interest rate                          (65,141)        (0.32)        154,876           0.75         89,735
                                            --------         -----         -------          -----        -------
        Grand Total:                         154,862          0.75         469,024           2.27        623,886
                                            ========         =====         =======          =====
        Unrealized Currency Loss                                                                         (91,900)
                                                                                                         -------
       Total Net Unrealized Gain                                                                         531,986
                                                                                                         =======

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CORNERSTONE FUND IV L.P.

SCHEDULES OF INVESTMENTS

DECEMBER 31, 2007 AND 2006

                                         LONG UNREALIZED PERCENTAGE OF SHORT UNREALIZED PERCENTAGE OF NET UNREALIZED
FUTURES AND FORWARD CONTRACTS:             GAIN/(LOSS)    NET ASSETS     GAIN/(LOSS)     NET ASSETS    GAIN/(LOSS)
------------------------------           --------------- ------------- ---------------- ------------- --------------
2007 PARTNERSHIP NET ASSETS: $34,048,444        $              %              $               %             $
   Foreign currency                         (686,274)        (2.02)        292,357          0.86         (393,917)
                                            --------         -----         -------          ----        ---------
     Grand Total:                           (686,274)        (2.02)        292,357          0.86         (393,917)
                                            ========         =====         =======          ====
    Unrealized Currency Gain/(Loss)                                                                         --
                                                                                                        ---------
     Total Net Unrealized Loss                                                                           (393,917)
                                                                                                        =========

2006 PARTNERSHIP NET ASSETS: $50,058,642
   Foreign currency                          603,922          1.21         825,626          1.65        1,429,548
                                            --------         -----         -------          ----        ---------
     Grand Total:                            603,922          1.21         825,626          1.65        1,429,548
                                            ========         =====         =======          ====
    Unrealized Currency Gain/(Loss)                                                                         --
                                                                                                        ---------
     Total Net Unrealized Gain                                                                          1,429,548
                                                                                                        =========

  The accompanying notes are an integral part of these financial statements.

MORGAN STANLEY CORNERSTONE FUNDS

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION. Morgan Stanley Cornerstone Fund II L.P. ("Cornerstone II"), Morgan Stanley Cornerstone Fund III L.P. ("Cornerstone III"), and Morgan Stanley Cornerstone Fund IV L.P. ("Cornerstone IV") (individually, a "Partnership", or collectively, the "Partnerships"), are limited partnerships organized to engage in the speculative trading of futures contracts, options on futures contracts, and forward contracts on foreign currencies and other commodity interests (collectively, "Futures Interests").
  Effective July 21, 2006, Dean Witter Cornerstone Fund II, Dean Witter Cornerstone Fund III, and Dean Witter Cornerstone Fund IV, were renamed to Morgan Stanley Cornerstone Fund II L.P., Morgan Stanley Cornerstone Fund III L.P., and Morgan Stanley Cornerstone Fund IV L.P., respectively.
  The general partner for each Partnership is Demeter Management Corporation ("Demeter"). The commodity brokers for Cornerstone II and Cornerstone III are Morgan Stanley & Co. Incorporated ("MS&Co.") and Morgan Stanley & Co. International plc ("MSIP"). Cornerstone IV's sole commodity broker is MS&Co. MS&Co. acts as the counterparty on all trading of foreign currency forward contracts. Demeter, MS&Co., and MSIP are wholly-owned subsidiaries of Morgan Stanley.
  On April 1, 2007, Morgan Stanley merged Morgan Stanley DW Inc. ("Morgan Stanley DW") into MS&Co. Upon completion of the merger, the surviving entity, MS&Co., became the Partnerships' principal U.S. commodity broker-dealer.
  On April 13, 2007, Morgan Stanley & Co. International Limited changed its name to Morgan Stanley & Co. International plc.
  Demeter is required to maintain a 1% minimum interest in the equity of each Partnership and income (losses) are shared by Demeter and the limited partners based upon their proportional ownership interests.

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

REVENUE RECOGNITION. Futures Interests are open commitments until settlement date, at which time they are realized. They are valued at market on a daily basis and the resulting net change in unrealized gains and losses is reflected in the change in unrealized trading profit (loss) on open contracts from one period to the next on the Statements of Operations. Monthly, MS&Co. pays each Partnership interest income on 80% of its average daily Net Assets for the month at a rate equal to the monthly average yield on 13-week U.S. Treasury bills. For purposes of such interest payments to Cornerstone IV, Net Assets do not include monies owed to the Partnership on Futures Interests.
  The Partnerships' functional currency is the U.S. dollar; however, the Partnerships may transact business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the Statements of Financial Condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in income currently.

NET INCOME (LOSS) PER UNIT. Net income (loss) per unit of limited partnership interest ("Unit(s)") is computed using the weighted average number of Units outstanding during the period.

MORGAN STANLEY CORNERSTONE FUNDS

NOTES TO FINANCIAL STATEMENTS
(continued)


NEW ACCOUNTING DEVELOPMENTS. In July 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement 109" ("FIN 48"). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements. FIN 48 became effective for the Partnerships as of January 1, 2007. The Partnerships have determined that the adoption of FIN 48 did not have a material impact on the Partnerships' financial statements. The Partnerships file U.S. federal and state tax returns. The 2004 through 2007 tax years generally remain subject to examination by U.S. federal and most state tax authorities.
  In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for the Partnerships as of January 1, 2008. The impact to the Partnerships' financial statements, if any, is currently being assessed.

TRADING EQUITY. The Partnerships' asset "Trading Equity," reflected on the Statements of Financial Condition, consists of (A) cash on deposit with MS&Co. and MSIP for Cornerstone II and Cornerstone III, and with MS&Co. for Cornerstone IV, to be used as margin for trading; (B) net unrealized gains or losses on futures and forward contracts, which are valued at market and calculated as the difference between original contract value and market value; and, if any, (C) options purchased at fair value. Options written at fair value are recorded in Liabilities.
  The Partnerships, in their normal course of business, enter into various contracts with MS&Co. and/or MSIP acting as their commodity brokers. Pursuant to brokerage agreements with MS&Co. and/or MSIP, to the extent that such trading results in unrealized gains or losses, these amounts are offset and reported on a net basis on the Partnerships' Statements of Financial Condition.

MORGAN STANLEY CORNERSTONE FUNDS

NOTES TO FINANCIAL STATEMENTS
(continued)

  The Partnerships have offset the fair value amounts recognized for forward contracts executed with the same counterparty as allowable under the terms of their master netting agreements with MS&Co., as the sole counterparty on such contracts. The Partnerships have consistently applied their right to offset.

BROKERAGE COMMISSIONS AND RELATED TRANSACTION FEES AND COSTS. Brokerage commissions and related transaction fees and costs for each Partnership are accrued on a half-turn basis at 80% and 100%, respectively, of the rates MS&Co. charges retail commodity customers and parties that are not clearinghouse members, respectively. Brokerage commissions and transaction fees and costs combined for each Partnership are capped at 13/20 of 1% per month (a 7.8% maximum annual rate) of the adjusted Net Assets allocated to each trading program employed by the Partnerships' trading managers.

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

MORGAN STANLEY CORNERSTONE FUNDS

NOTES TO FINANCIAL STATEMENTS
(continued)


DISSOLUTION OF THE PARTNERSHIPS. Each Partnership will terminate on September 30, 2025, regardless of its financial condition at such time, upon a decline in Net Assets to less than $250,000, a decline in the Net Asset Value per Unit to less than $250, or under certain other circumstances defined in each Limited Partnership Agreement.

LITIGATION SETTLEMENT. Cornerstone II and Cornerstone III received notification of a preliminary entitlement to payment from the Sumitomo Copper Litigation Settlement Administrator, and each Partnership received a settlement award payment in the amount of $2,209 and $26,287, respectively, during November 2005. Any amounts received are accounted for in the period received, for the benefit of the limited partners at the date of receipt.

RESTRICTED AND UNRESTRICTED CASH. As reflected on the Partnerships' Statements of Financial Condition, restricted cash represents cash on deposit to satisfy margin requirements for trading. These amounts of restricted cash are maintained separately. Cash that is not on deposit to satisfy the margin requirements for trading is reflected as unrestricted cash.

RECLASSIFICATIONS. Certain prior year amounts relating to cash balances were reclassified on the Statements of Financial Condition and Cash Flows to conform to 2007 presentation. Such reclassifications have no impact on the Partnerships' reported net income (loss).

--------------------------------------------------------------------------------
2. RELATED PARTY TRANSACTIONS
Each Partnership pays brokerage commissions to MS&Co. (Morgan Stanley DW through March 31, 2007) as described in Note 1. Cornerstone II and Cornerstone III's cash is on deposit with Morgan Stanley DW (through March 31, 2007), MS&Co., and MSIP, and Cornerstone IV's cash is on deposit with Morgan Stanley
DW (through March 31, 2007) and MS&Co., in futures interests trading accounts to meet margin requirements as needed. MS&Co. (Morgan Stanley DW through March 31, 2007) pays interest on these funds as described in Note 1.

MORGAN STANLEY CORNERSTONE FUNDS

NOTES TO FINANCIAL STATEMENTS
(continued)


--------------------------------------------------------------------------------
3. TRADING MANAGERS
Demeter, on behalf of each Partnership, retains certain commodity trading managers to make all trading decisions for the Partnerships. The trading managers for each Partnership at December 31, 2007, were as follows:

Morgan Stanley Cornerstone Fund II L.P.
  John W. Henry & Company, Inc.
  Northfield Trading L.P.

Morgan Stanley Cornerstone Fund III L.P.
  Graham Capital Management, L.P.
  Sunrise Capital Management, Inc.

Morgan Stanley Cornerstone Fund IV L.P.
  John W. Henry & Company, Inc.
  Sunrise Capital Management, Inc.

  Compensation to the trading managers by the Partnerships consists of a management fee and an incentive fee as follows:

MANAGEMENT FEE. Each Partnership's management fee is accrued at the rate of 7/24 of 1% per month (a 3.5% annual rate) of the Net Assets under management by each trading manager at each month end.

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

MORGAN STANLEY CORNERSTONE FUNDS

NOTES TO FINANCIAL STATEMENTS
(continued)


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

MORGAN STANLEY CORNERSTONE FUNDS

NOTES TO FINANCIAL STATEMENTS
(continued)


  The net unrealized gains (losses) on open contracts at December 31, reported as a component of "Trading Equity" on the Statements of Financial Condition, and their longest contract maturities are as follows:

CORNERSTONE II

                   NET UNREALIZED GAINS/(LOSSES)
                        ON OPEN CONTRACTS        LONGEST MATURITIES
                   ---------------------------   -------------------
                                 OFF-                        OFF-
                   EXCHANGE-   EXCHANGE-         EXCHANGE- EXCHANGE-
              YEAR  TRADED      TRADED    TOTAL   TRADED    TRADED
              ---- ---------   --------- ------- --------- ---------
                       $           $        $
              2007  160,568     (62,174)  98,394 Dec. 2008 Mar. 2008
              2006   65,559     192,946  258,505 Dec. 2007 Mar. 2007

CORNERSTONE III

                      NET UNREALIZED GAINS
                        ON OPEN CONTRACTS      LONGEST MATURITIES
                   --------------------------- -------------------
                               OFF-                        OFF-
                   EXCHANGE- EXCHANGE-         EXCHANGE- EXCHANGE-
              YEAR  TRADED    TRADED    TOTAL   TRADED    TRADED
              ---- --------- --------- ------- --------- ---------
                       $         $        $
              2007  725,294    70,795  796,089 Jun. 2009 Mar. 2008
              2006  413,691   118,295  531,986 Jun. 2008 Mar. 2007

CORNERSTONE IV

                  NET UNREALIZED GAINS/(LOSSES)
                        ON OPEN CONTRACTS        LONGEST MATURITIES
                 ------------------------------  -------------------
                             OFF-                            OFF-
                 EXCHANGE- EXCHANGE-             EXCHANGE- EXCHANGE-
            YEAR  TRADED    TRADED      TOTAL     TRADED    TRADED
            ---- --------- ---------  ---------  --------- ---------
                     $         $          $
            2007    --      (393,917)  (393,917)    --     Mar. 2008
            2006    --     1,429,548  1,429,548     --     Mar. 2007

  The Partnerships have credit risk associated with counterparty nonperformance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnerships trade is limited to the amounts reflected in the Partnerships' Statements of Financial Condition.

MORGAN STANLEY CORNERSTONE FUNDS

NOTES TO FINANCIAL STATEMENTS
(continued)


  The Partnerships also have credit risk because MS&Co. and/or MSIP act as the futures commission merchants or the counterparties, with respect to most of the Partnerships' assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and/or MSIP, each as a futures commission merchant for each Partnership's exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission, to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-trade futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled at December 31, 2007 and 2006 respectively, $7,190,283 and $8,921,548 for Cornerstone II and $17,902,576 and $20,879,268 for
Cornerstone III. With respect to each Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, each Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnerships are at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. Each Partnership has a netting agreement with MS&Co. These agreements, which seek to reduce both the Partnerships' and MS&Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnerships' credit risk in the event of MS&Co.'s bankruptcy or insolvency.

MORGAN STANLEY CORNERSTONE FUNDS

NOTES TO FINANCIAL STATEMENTS
(continued)


--------------------------------------------------------------------------------
5. FINANCIAL HIGHLIGHTS

CORNERSTONE II

                                             2007       2006       2005
                                          ---------  ---------  ---------
      PER UNIT OPERATING
       PERFORMANCE:
      NET ASSET VALUE, JANUARY 1:         $3,453.29  $3,753.50  $4,658.88
                                          ---------  ---------  ---------
      NET OPERATING RESULTS:
         Interest Income                     122.52     133.97      99.05
         Expenses                           (345.42)   (367.95)   (385.64)
         Realized Profit (Loss)/(1)/         182.33      22.15    (216.88)
         Unrealized Loss                     (68.08)    (88.38)   (402.51)
         Proceeds from Litigation
          Settlement                          --         --          0.60
                                          ---------  ---------  ---------
         Net Loss                           (108.65)   (300.21)   (905.38)
                                          ---------  ---------  ---------
      NET ASSET VALUE,
       DECEMBER 31:                       $3,344.64  $3,453.29  $3,753.50
                                          =========  =========  =========
      FOR THE CALENDAR YEAR:
      RATIOS TO AVERAGE NET
       ASSETS:
         Net Investment Loss                 (6.7)%     (6.8)%     (7.5)%
         Expenses before Incentive Fees      10.4 %     10.7 %     10.0 %
         Expenses after Incentive Fees       10.4 %     10.7 %     10.0 %
         Net Loss                            (3.5)%     (9.9)%    (25.0)%
      TOTAL RETURN BEFORE
       INCENTIVE FEES                        (3.1)%     (8.0)%    (19.4)%
      TOTAL RETURN AFTER
       INCENTIVE FEES                        (3.1)%     (8.0)%    (19.4)%

      INCEPTION-TO-DATE RETURN              243.0 %
      COMPOUND ANNUALIZED
       RETURN                                 5.5 %

CORNERSTONE III

                                             2007       2006       2005
                                          ---------  ---------  ---------
      PER UNIT OPERATING
       PERFORMANCE:
      NET ASSET VALUE, JANUARY 1:         $4,089.95  $3,961.07  $4,218.77
                                          ---------  ---------  ---------
      NET OPERATING RESULTS:
         Interest Income                     144.26     156.07      96.39
         Expenses                           (374.19)   (368.45)   (304.82)
         Realized Profit (Loss)/(1)/         220.59     403.85    (119.06)
         Unrealized Profit (Loss)             56.73     (62.59)     65.58
         Proceeds from Litigation
          Settlement                          --         --          4.21
                                          ---------  ---------  ---------
         Net Income (Loss)                    47.39     128.88    (257.70)
                                          ---------  ---------  ---------
      NET ASSET VALUE,
       DECEMBER 31:                       $4,137.34  $4,089.95  $3,961.07
                                          =========  =========  =========
      FOR THE CALENDAR YEAR:
      RATIOS TO AVERAGE NET
       ASSETS:
         Net Investment Loss                 (5.8)%     (5.2)%     (5.5)%
         Expenses before Incentive Fees       9.5 %      9.1 %      8.1 %
         Expenses after Incentive Fees        9.5 %      9.1 %      8.1 %
         Net Income (Loss)                    0.5 %      3.3 %     (7.9)%
      TOTAL RETURN BEFORE
       INCENTIVE FEES                         1.2 %      3.3 %     (6.1)%
      TOTAL RETURN AFTER
       INCENTIVE FEES                         1.2 %      3.3 %     (6.1)%

      INCEPTION-TO-DATE RETURN              324.3 %
      COMPOUND ANNUALIZED
       RETURN                                 6.5 %

MORGAN STANLEY CORNERSTONE FUNDS

NOTES TO FINANCIAL STATEMENTS
(concluded)


CORNERSTONE IV

                                            2007       2006       2005
                                         ---------  ---------  ----------
     PER UNIT OPERATING
      PERFORMANCE:
     NET ASSET VALUE, JANUARY 1:         $5,625.92  $5,879.98  $ 7,287.51
                                         ---------  ---------  ----------
     NET OPERATING RESULTS:
        Interest Income                     184.38     205.70      151.80
        Expenses                           (386.42)   (414.78)    (449.43)
        Realized Profit (Loss)/(1)/        (361.57)      9.94     (750.70)
        Unrealized Loss                    (228.68)    (54.92)    (359.20)
                                         ---------  ---------  ----------
        Net Loss                           (792.29)   (254.06)  (1,407.53)
                                         ---------  ---------  ----------
     NET ASSET VALUE,
      DECEMBER 31:                       $4,833.63  $5,625.92  $ 5,879.98
                                         =========  =========  ==========
     FOR THE CALENDAR YEAR:
     RATIOS TO AVERAGE NET
      ASSETS:
        Net Investment Loss                 (3.9)%     (3.9)%      (4.9)%
        Expenses before Incentive Fees       7.5 %      7.7 %       7.4 %
        Expenses after Incentive Fees        7.5 %      7.7 %       7.4 %
        Net Loss                           (15.6)%     (6.0)%     (24.5)%
     TOTAL RETURN BEFORE
      INCENTIVE FEES                       (14.1)%     (4.3)%     (19.3)%
     TOTAL RETURN AFTER
      INCENTIVE FEES                       (14.1)%     (4.3)%     (19.3)%

     INCEPTION-TO-DATE RETURN              395.8 %
     COMPOUND ANNUALIZED
      RETURN                                 8.1 %

(1)Realized Profit (Loss) is a balancing amount necessary to reconcile the change in Net Asset Value per Unit with the other per Unit information.

                                   PRESORTED
                                   STANDARD
                                 U.S. POSTAGE
                                     PAID
                                  PERMIT #374
                                 LANCASTER, PA
                    Demeter Management Corporation
                    522 Fifth Avenue, 13th Floor
                    New York, NY 10036

[LOGO]
MORGAN STANLEY

ADDRESS SERVICE REQUESTED


[LOGO] printed on recycled paper