Form 10-Q
period 2008-03-31
MORGAN STANLEY CORNERSTONE FUND II L.P.
filed 2008-05-15
CIK 736999

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Yes    X        No


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of ?large accelerated filer?, ?accelerated filer? and ?smaller reporting company? in Rule 12b-2 of the Exchange Act.

Large accelerated filer_______ 		Accelerated filer_______
Non-accelerated filer   X   		Smaller reporting company_______

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No X



	       <table> MORGAN STANLEY CORNERSTONE FUND II L.P.

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	March 31, 2008




PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of March 31, 2008
		(Unaudited) and December 31, 2007 ......................... 2

		Statements of Operations for the Quarters Ended
		March 31, 2008 and 2007(Unaudited)..........................3

		Statements of Changes in Partners? Capital for the
		Quarters Ended March 31, 2008 and 2007 (Unaudited)..........4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2008 and 2007 (Unaudited).........................5

		Condensed Schedules of Investments as of March 31, 2008
		(Unaudited) and December 31, 2007...........................6

		Notes to Financial Statements (Unaudited) ...............7-15

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations .......16-24

Item 3.	Quantitative and Qualitative Disclosures About
			Market Risk ........................................ 25-36

Item 4.	Controls and Procedures .............................36-37

Item 4T.	Controls and Procedures ................................37


PART II. OTHER INFORMATION

Item 1A.Risk Factors............................................38

Item 5.	Other Information....................................38-40

Item 6.	Exhibits................................................40




       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY CORNERSTONE FUND II L.P.
	STATEMENTS OF FINANCIAL CONDITION
	March 31, 	December 31,
	        2008        	        2007
	$	$
	(Unaudited)
ASSETS
Trading Equity:
	Unrestricted cash	7,022,249	6,584,973
	Restricted cash	      142,332	        444,742

	     Total cash	    7,164,581	     7,029,715

	Net unrealized gain on open contracts (MS&Co.)	      244,004	        98,394

	     Total Trading Equity	7,408,585	 7,128,109

Interest receivable (MS&Co.)	               6,749	         15,021
Due from MS&Co.	                          2,639	          3,416

	     Total Assets	    7,417,973	    7,146,546

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

Redemptions payable	141,593	92,051
Accrued administrative expenses	34,971	         30,222
Accrued management fees	         21,534	          20,756

   	    Total Liabilities	       198,098	        143,029

Partners? Capital

Limited Partners (1,923.070 and
   2,025.388 Units, respectively)	6,971,313	6,774,185
General Partner (68.567 Units)	                                             248,562                   	         229,332

	     Total Partners? Capital	    7,219,875	      7,003,517

	     Total Liabilities and Partners? Capital	    7,417,973	      7,146,546

NET ASSET VALUE PER UNIT	       3,625.10	                             3,344.64




	The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY CORNERSTONE FUND II L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)

  	   	     For the Quarters Ended March 31,


                                                                         		        2008    	      2007
                                                                               	                      $		          $
INVESTMENT INCOME
	Interest income (MS&Co.)		    30,497			    86,211

EXPENSES
	Brokerage commissions (MS&Co.)		109,369	121,028
	Management fees 	   	62,521	73,745
	Common administrative expenses		9,000	12,000
	Transaction fees and costs		        5,900	      10,998

		Total Expenses		    186,790	    217,771

NET INVESTMENT LOSS	   (156,293)	    (131,560)

TRADING RESULTS
Trading gain (loss):
	Realized			581,786	(637,376)
	Net change in unrealized	      	     145,610	   (192,020)

   		 Total Trading Results		     727,396	   (829,396)

NET INCOME (LOSS) 	     571,103	    (960,956)

NET INCOME (LOSS) ALLOCATION

	Limited Partners                                                  		551,873	     (928,837)
	General Partner                                               	      	19,230	 (32,119)


NET INCOME (LOSS) PER UNIT

	Limited Partners                                                  		     280.46        	(375.35)
	General Partner    	                                               	280.46	(375.35)


	                                                                   Units     	                             Units
WEIGHTED AVERAGE NUMBER
	OF UNITS OUTSTANDING                          	   2,043.074		   2,559.456



	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY CORNERSTONE FUND II L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Quarters Ended March 31, 2008 and 2007
	(Unaudited)




			                                                         Units of
			                                                      Partnership	 Limited	     General
			                                                         Interest    	     Partners   	          Partner    	     Total
					$	      $	 $
Partners? Capital,
   December 31, 2006	2,611.342	 8,722,240	295,488	9,017,728

Net Loss	?	(928,837)	(32,119)	(960,956)

Redemptions	    (102.058)	    (333,359)	            ?     	    (333,359)

Partners? Capital,
   March 31, 2007	  2,509.284	 7,460,044	  263,369	 7,723,413





Partners? Capital,
   December 31, 2007	2,093.955	 6,774,185	229,332	7,003,517

Net Income	?	  551,873	19,230	571,103

Redemptions	    (102.318)	    (354,745)	            ?     	    (354,745)

Partners? Capital,
   March 31, 2008	   1,991.637	 6,971,313	  248,562	 7,219,875














The accompanying notes are an integral part of these financial statements.

       <table>	MORGAN STANLEY CORNERSTONE FUND II L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)




				  For the Quarters Ended March 31,

				            2008      	      2007
				     $	$
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	571,103	(960,956)
Noncash item included in net income (loss):
	Net change in unrealized	(145,610)	192,020

(Increase) decrease in operating assets:
	Restricted cash	302,410	(54,307)
	Interest receivable (MS&Co.)	8,272	2,535
	Due from MS&Co.	777	(28,405)

Increase (decrease) in operating liabilities:
	Accrued administrative expenses	4,749	                              555
	Accrued management fees	           778	         (3,751)

Net cash provided by (used for) operating activities	    742,479	     (852,309)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid for redemptions of Units	    (305,203)	    (321,639)

Net cash used for financing activities	    (305,203)	   (321,639)

Net increase (decrease) in unrestricted cash	437,276	(1,173,948)

Unrestricted cash at beginning of period	    6,584,973	   8,267,036

Unrestricted cash at end of period	     7,022,249	   7,093,088








	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY CORNERSTONE FUND II L.P.
CONDENSED SCHEDULES OF INVESTMENTS
March 31, 2008 (Unaudited) and December 31, 2007




Futures and Forward Contracts
       Long
   Unrealized
  Gain/(Loss)

Percentage of
   Net Assets
    Short
Unrealized
Gain/(Loss)

Percentage of
   Net Assets
        Net
   Unrealized
   Gain/(Loss)

$
%
$
%
   $

March 31, 2008, Partnership Net Assets:  $7,219,875



Commodity
           ?
            ?
           ?
            ?
            ?
Equity
         (5,600)
       (0.08)
      (7,649)
         (0.10)
 (13,249)
Foreign currency
        88,772
        1.23
  45,568
          0.63
 134,340
Interest rate
        32,907
        0.45
         ?
         ?
     32,907






     Grand Total:
      116,079
        1.60
     37,919
          0.53
    153,998

     Unrealized Currency Gain





     90,006

     Total Net Unrealized Gain



    244,004



     98,394


December 31, 2007, Partnership Net Assets:  $7,003,517









Commodity
         5,659
        0.08
  (1,460)
         (0.02)
     4,199
Equity
       17,639
        0.25
           (3,360)
         (0.05)
  14,279
Foreign currency
      (23,706)
       (0.34)
   (45,218)
         (0.65)
 (68,924)
Interest rate
       24,883
        0.36
    30,805
          0.44
     55,688






     Grand Total:
       24,475
        0.35
   (19,233)
         (0.28)
      5,242

     Unrealized Currency Gain





     93,152

     Total Net Unrealized Gain



     98,394











The accompanying notes are an integral part of these financial statements.


       MORGAN STANLEY CORNERSTONE FUND II L.P.
NOTES TO FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Morgan Stanley Cornerstone Fund II L.P. (the "Partnership"). The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2007, Annual Report on Form 10-K.

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

The Partnership?s general partner is Demeter Management Corporation ("Demeter"). The commodity brokers are Morgan Stanley & Co. Incorporated ("MS&Co.") and Morgan Stanley & Co. International plc ("MSIP"). MS&Co. also acts as the counterparty on all trading of foreign currency forward contracts. MSIP serves as the commodity broker for trades on the London Metal Exchange. Demeter, MS&Co., and MSIP are wholly-owned subsidiaries of Morgan Stanley. The trading managers to the Partnership are Northfield Trading L.P. and John W. Henry & Company, Inc. (individually, a "Trading Manager", or collectively, the "Trading Managers").

2.  Related Party Transactions
The Partnership's cash is on deposit with MS&Co. and MSIP in futures, forward, and options trading accounts to meet margin requirements as needed. Monthly, MS&Co. pays the Partnership interest income on 80% of its average daily Net Assets at a rate equal to the average yield on 13-week U.S. Treasury bills. The Partnership pays brokerage commissions to MS&Co.

3.  Income Taxes
No provision for income taxes has been made in the accompanying financial statements, as partners are individually responsible for reporting income or loss based upon their respective share of the Partnership?s revenues or expenses for income tax purposes. The Partnership files U.S. federal and state tax returns. The 2004 through 2007 tax years generally remain subject to examination by U.S. federal and most state tax authorities.



4.  Financial Instruments
The Partnership trades Futures Interests. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

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

The net unrealized gains (losses) on open contracts, reported as a component of "Trading Equity" on the Statements of Financial
Condition, and their longest contract maturities were as follows:

                 Net Unrealized Gains/(Losses)
                        On Open Contracts                 Longest Maturities

                Exchange-  Off-Exchange-             Exchange-  Off-Exchange-
Date             Traded      Traded        Total      Traded       Traded
                   $            $            $

Mar. 31, 2008	152,371	91,633	244,004	Dec. 2008	Jun. 2008
Dec. 31, 2007	160,568	(62,174)	 98,394	Dec. 2008	Mar. 2008

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership's Statements of Financial Condition.




The Partnership also has credit risk because MS&Co. and MSIP act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each acting as a commodity broker for the Partnership?s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $7,316,952 and $7,190,283 at March 31, 2008, and December 31,
2007, respectively. With respect to the Partnership?s off-

       MORGAN STANLEY CORNERSTONE FUND II L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

exchange-traded forward currency contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS&Co. This agreement, which seeks to reduce both the Partnership?s and MS&Co.?s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS&Co.?s bankruptcy or insolvency.

5.  New Accounting Developments
In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157 ("SFAS" 157"), "Fair Value Measurements". SFAS 157 requires use of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels: Level 1 - quoted market prices in active markets for

       MORGAN STANLEY CORNERSTONE FUND II L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)



identical assets and liabilities; Level 2 - inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly (including quoted prices for similar investments, interest rates, credit risk); and Level 3 - unobservable inputs for the asset or liability (including the Partnership?s own assumptions used in determining the fair value of investments).

Demeter evaluated the impact of adopting SFAS 157 on the Partnership?s financial statements. The Partnership adopted SFAS 157 as of January 1, 2008. Based on its analysis, the effect of applying SFAS 157 to the investments included in the financial statements does not have a material impact on the Partnership?s financial statements.

The following table summarizes the valuation of the Partnership?s investments by the above SFAS 157 fair value hierarchy as of March 31, 2008:



Assets
   Quoted Prices in
  Active Markets for
    Identical Assets
          (Level 1)
Significant Other
     Observable
         Inputs
       (Level 2)
Significant
  Unobservable
   Inputs
 (Level 3)




            Total

Unrealized gain on open contracts
 $     152,371
    $   91,633
 n/a

 $  244,004




       MORGAN STANLEY CORNERSTONE FUND II L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities ("SFAS 161"). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand how those instruments and activities are accounted for; how and why they are used; and their effects on a Partnership?s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Partnership is currently evaluating the impact that the adoption of SFAS No. 161 will have on its financial statement disclosures.

6.  Restricted and Unrestricted Cash
As reflected on the Partnership?s Statements of Financial Condition, restricted cash equals the cash portion of assets on deposit to meet margin requirements plus the cash required to offset unrealized losses on foreign currency forwards and options and offset losses on offset London Metal Exchange positions. All of these amounts are maintained separately. Cash that is not classified as restricted cash is therefore classified as unrestricted cash.

MORGAN STANLEY CORNERSTONE FUND II L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

7.  Reclassification
Certain prior year amounts relating to cash balances were reclassified on the Statements of Cash Flows to conform to 2008 presentation. Such reclassification has no impact on the Partnership?s reported net income (loss).




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

Results of Operations
General. The Partnership?s results depend on the Trading Managers and the ability of each Trading Manager?s trading program to take advantage of price movements in the futures, forward, and options markets. The following presents a summary of the Partnership?s operations for the three month periods ended March 31, 2008, and 2007, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Managers trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Managers or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Managers? trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.
       The Partnership?s results of operations set forth in the financial statements on pages 2 through 15 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized trading gain (loss)" for open (unrealized) contracts, and recorded as "Realized trading gain (loss)" when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, brokerage commissions, and transaction fees and costs of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

       For the Quarter Ended March 31, 2008
The Partnership recorded total trading results including interest income totaling $757,893 and expenses totaling $186,790 resulting in net income of $571,103 for the quarter ended March 31, 2008. The Partnership?s net asset value per Unit increased from $3,344.64 at December 31, 2007, to $3,625.10 at March 31,
2008.

The most significant trading gains of approximately 7.4% were recorded in the currency sector during February from long positions in the euro, Swiss franc, Chilean peso, and Japanese yen versus the U.S. dollar as the value of the U.S. dollar moved lower against its major rivals after weaker-than-expected manufacturing data from the Federal Reserve Bank of Philadelphia reignited fears of an economic slowdown in the U.S. In addition, the value of the U.S. dollar continued to decline after U.S. government reports showed a rise in unemployment and slower-than-expected fourth quarter 2007 Gross Domestic Product growth. During March, the value of the U.S. dollar continued to decline following news of weaker-than-expected U.S. retail sales, and U.S. consumer confidence at a 16-year low. Lastly, the value of the U.S. dollar was pulled lower due to several interest rate cuts by the U.S. Federal Reserve, as well as indications that interest rates might continue to decline. Elsewhere in the currency sector, smaller gains were recorded from short positions in the South African rand versus the U.S. dollar as the value of
       the South African rand moved lower throughout the quarter on pessimism about the long-term status of the South African economy. Additional gains of approximately 1.2% were experienced in the global stock index sector during January from short positions in European stock index futures as prices moved lower on concerns that a persistent U.S. housing slump, mounting losses linked to U.S. sub-prime mortgage investments, and a weakening job market might restrain consumer spending. Prices continued to move lower during March after companies reported weaker-than-expected earnings due to a slowing global economy and further losses related to the collapse of the U.S. sub-prime mortgage market. Smaller gains of approximately 0.1% were achieved in the global interest rate sector primarily during January from long positions in Japanese fixed-income futures as prices increased amid stronger demand, following a sharp decline in global equity markets and concerns that a possible economic recession in the United States might weaken the global economy. Prices continued to move higher in March amid continued weakness in the global equity markets and news of continued corporate losses, which spurred demand for the relative ?safety? of government bonds. Furthermore, prices of Japanese fixed-income futures increased on speculation that the Bank of Japan would cut interest rates this year.



       For the Quarter Ended March 31, 2007
The Partnership recorded total trading results including interest income totaling $(743,185) and expenses totaling $217,771, resulting in a net loss of $960,956 for the quarter ended March 31, 2007. The Partnership?s net asset value per Unit decreased from $3,453.29 at December 31, 2006, to $3,077.94 at March 31,
2007.

The most significant trading losses of approximately 8.6% were recorded in the currency sector during January from both short and long positions in the South African rand versus the U.S. dollar as the value of the South African rand moved without consistent direction due to conflicting economic data out of South Africa. Further losses were recorded from short positions in the South African rand versus the U.S. dollar during March as the value of the South African rand reversed sharply higher relative to the U.S. dollar on expectations that increased demand for South Africa?s exports would significantly improve the South African economy. Elsewhere in the currency markets, losses were recorded during January from long positions in the Australian dollar and New Zealand dollar versus the U.S. dollar as the value of the U.S. dollar strengthened against these currencies after a government report showed that U.S. job growth had been unexpectedly higher during December 2006. Short positions in the New Zealand dollar versus the U.S. dollar resulted in further losses during February as the value of the New Zealand dollar
       reversed higher amid speculation that the Reserve Bank of
New Zealand would increase its benchmark interest rate in the near term. Losses were also recorded during March from both short and long positions in the Australian dollar versus the U.S. dollar as the value of the Australian dollar moved without consistent direction due to uncertainty regarding the future interest rate policy of the Reserve Bank of Australia. Elsewhere in the currency markets, long positions in the British pound versus the U.S. dollar experienced losses during February as the value of the British pound weakened against the U.S. dollar after a report showed U.K. services growth had slowed in January. Further losses were incurred during March from newly established short positions in the British pound versus the U.S. dollar as the value of the British pound moved higher. Smaller losses were experienced from short positions in the Mexican peso versus the U.S. dollar as the Mexican peso strengthened on increased speculation of an interest rate hike from the Bank of Mexico. Additional losses of approximately 2.7% were incurred in the global stock index sector during January from long positions in U.S. and Pacific Rim equity index futures as prices weakened due to profit-taking. Further losses were experienced during February from long positions in U.S., Pacific Rim, and European stock index futures as prices reversed sharply lower after a massive sell-off in the global equity markets that began on February 27, 2007, following comments from former U.S. Federal
       Reserve Chairman Alan Greenspan that the U.S. economy could be due for a recession. Furthermore, concerns that tighter credit conditions in China and Japan might dampen global growth first sent Chinese stock markets plunging before the sell-off spread to other equity markets. Losses were also experienced during March from newly established short positions in U.S., Pacific Rim, and European equity index futures as prices drifted higher on investor sentiment that global markets had been ?over-sold? in prior weeks. Smaller losses of approximately 0.7% were recorded in the global interest rate sector primarily during February from short positions in German and U.S. fixed-income futures as prices reversed higher in a ?flight-to-quality? after the aforementioned significant sell-off in the global equity markets. During March, newly established long positions in German and U.S. interest rate futures incurred losses as prices moved lower later in the month amid reduced demand for the ?safe haven? of fixed-income investments after the stabilization of the global equity markets. Furthermore, German interest rate futures were pressured lower on strong economic data out of Germany, while U.S. interest rate prices declined after a stronger-than-expected government jobs report.

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

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized, and cash flow. Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

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

The Partnership?s past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership?s market risk is limited by the uncertainty of its speculative trading. The Partnership?s speculative trading and use of leverage may cause future losses and volatility (i.e., "risk of ruin") that far exceed the Partnership?s experiences to date under the "Partnership?s Value at Risk in Different Market Sectors" section and significantly exceed the Value at Risk ("VaR") tables disclosed.
       Limited partners will not be liable for losses exceeding the current net asset value of their investment.

Quantifying the Partnership?s Trading Value at Risk
The following quantitative disclosures regarding the Partnership?s market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at March 31, 2008, and 2007. At March 31, 2008, and 2007, the Partnership?s total capitalization was approximately $7 million and $8 million, respectively.

Primary Market            March 31, 2008      March 31, 2007
Risk Category             Value at Risk        Value at Risk

Currency	       (1.17)% 	 (2.94)%

Interest Rate	(0.23)	     (0.61)

Equity	(0.11)	(0.31)

Commodity	             -	(0.25)

Aggregate Value at Risk	    (1.31)%  	(2.84)%


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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from April 1, 2007, through March 31, 2008.

The Partnership?s low VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from April 1, 2007, through March 31, 2008, is zero for the commodity market risk category as there was no open position in the Partnership at March 31, 2008.

Primary Market Risk Category	High	     Low	     Average
Currency	(2.13)%	 (0.60)%	(1.41)%

Interest Rate	(0.45)	 (0.23)	(0.36)

Equity	(0.64)	 (0.11)	(0.37)

Commodity	(0.52)	    -	(0.33)


Aggregate Value at Risk	(2.31)%	 (1.06)%	(1.67)%

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

       In addition, the VaR tables above, as well as the past performance of the Partnership, give no indication of the Partnership?s potential "risk of ruin".

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at March 31, 2007, and for the four quarter-end reporting periods from April 1, 2007, through March 31, 2008. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co.; as of March 31, 2008, such amount was equal to approximately 97% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s Net Assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership?s primary market risk exposures, as well as the strategies used and to be used by Demeter and the Trading Managers for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies
       of the Partnership.  Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at March 31, 2008, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency. The largest market exposure of the Partnership at March 31, 2008, was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. At March 31, 2008, the Partnership?s primary exposure was to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Interest Rate. The second largest market exposure of the Partnership at March 31, 2008, was to the global interest rate sector. This exposure was primarily spread across Japanese, U.S., and British interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its
       stock index and currency positions.  Interest rate
movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries? interest rates. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. Demeter anticipates that the G-7 countries? interest rates will remain the primary interest rate exposures of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Equity. The third largest market exposure of the Partnership at March 31, 2008, was to the global stock index sector, primarily to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At March 31, 2008, the Partnership?s primary exposures were to the TAIWAN (Taiwan), FTSE 100 (United Kingdom), Euro Stox 50 (Europe), and NASDAQ 100 (U.S.) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., European, and Asian stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

       Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at March 31, 2008:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at March 31, 2008, were in the euros, Japanese yen, Hong Kong dollars, and British pounds. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Managers, separately, attempt to manage the risk of the Partnership?s open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership?s assets among different Trading Managers, each of whose strategies focus on different market sectors and trading approaches, in a multi-manager Partnership, and by monitoring the performance of the Trading Managers daily. In addition, the Trading Managers establish diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

Demeter monitors and controls the risk of the Partnership?s non-trading instrument, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Managers.

Item 4.	CONTROLS AND PROCEDURES
As of the end of the period covered by this quarterly report, the President and Chief Financial Officer of Demeter, the general partner of the Partnership, have evaluated the effectiveness of the Partnership?s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), and have judged such controls and procedures to be effective.

Changes in International Control over Financial Reporting
There have been no material changes during the period covered by this quarterly report in the Partnership?s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 4T.	CONTROLS AND PROCEDURES
Not applicable.



       PART II.  OTHER INFORMATION

Item 1A. RISK FACTORS
Information regarding risk factors appears in Item 2. ?Management?s Discussion and Analysis of Financial Condition and Results of Operations? and Item 3. ?Quantitative and Qualitative Disclosures about Market Risk? of this Form 10-Q. There have been no other material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2007.

Item 5.  OTHER INFORMATION
Management. Effective March 20, 2008, Mr. Michael Durbin, age 40, was named a Director of Demeter, subject to approval by the National Futures Association. Mr. Durbin is a Managing Director of Morgan Stanley and has been Chief Operating Officer of National Sales since February 2008. Mr. Durbin joined Morgan Stanley in 1990 and has served in a succession of leadership positions in both its institutional and wealth management businesses, most recently as head of Global Wealth Management Group Capital Markets from October 2007 to February 2008. Mr. Durbin also served as Head of Equity Products and Services from March 2006 to October 2007, Head of International Private Wealth Management from May 2005 to March 2006, Chief Strategic and Risk Officer of Global Wealth Management Group from September 2004 to
       May 2005, and Chief Administrative Officer of each of
Private Wealth Management and Global Wealth Management Group from January 2002 to September 2004. Mr. Durbin received his B.B.A. from the University of Notre Dame in 1990 and an M.B.A. from the New York University in 1998.

Effective March 20, 2008, Mr. Jose Morales, age 31, was named a Director of Demeter, subject to approval by the National Futures Association. Mr. Morales is a Vice President at Morgan Stanley and has headed the Product Development Group for the firm?s Global Wealth Management business since August 2007. Mr. Morales joined the firm in September 1998 as an analyst in the investment management division, and subsequently held positions in the Morgan Stanley Investment Management Global Product Development Group from May 2000 to December 2003, in the Global Wealth Management Product Development Group from December 2003 to June 2006, and in Global Wealth Management Alternative Investments Product Development & Management from June 2006 to August 2007. Mr. Morales is a member of the Global Wealth Management New Products Committee and the Consulting Services Due Diligence Committee. Prior to his appointment as a Director of Demeter, Mr. Morales served as a member of the Managed Futures Investment Management Committee from March 2005 to March of 2008. Mr. Morales received an M.B.A. with a concentration in Finance from the NYU Stern School of Business in June 2007 and a B.S. in
       International Business Administration with a concentration in Economics from Fordham University in 1998.

Effective April 1, 2008, Mr. Andrew Saperstein no longer serves as a Director of Demeter.

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




                        Morgan Stanley Cornerstone Fund II L.P.
                        (Registrant)

                        By: Demeter Management Corporation
                            (General Partner)

May 15, 2008            By: /s/Christian Angstadt
                               Christian Angstadt
                               Chief Financial Officer



The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.











- 15 -
       MORGAN STANLEY CORNERSTONE FUND II L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)





DEAN WITTER CORNERSTONE FUND II
NOTES TO FINANCIAL STATEMENTS (CONTINUED)



- 37 -