Form 10-Q
period 2008-06-30
MORGAN STANLEY CORNERSTONE FUND II L.P.
filed 2008-08-14
CIK 736999

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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







(Former name, former address and former fiscal year, if changed since last report)


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

	June 30, 2008




PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of June 30, 2008
		(Unaudited) and December 31, 2007 ......................... 2

		Statements of Operations for the Three and Six Months
		Ended June 30, 2008 and 2007(Unaudited).....................3

		Statements of Changes in Partners? Capital for the
		Six Months Ended June 30, 2008 and 2007 (Unaudited).........4

		Statements of Cash Flows for the Six Months Ended
		June 30, 2008 and 2007 (Unaudited)..........................5

		Condensed Schedules of Investments as of June 30, 2008
		(Unaudited) and December 31, 2007...........................6

		Notes to Financial Statements (Unaudited) ...............7-14

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations .......15-28

Item 3.	Quantitative and Qualitative Disclosures About
			Market Risk ........................................ 28-40

Item 4.	Controls and Procedures .............................40-41

Item 4T.	Controls and Procedures ................................41


PART II. OTHER INFORMATION

Item 1A.Risk Factors............................................42

Item 5.	Other Information....................................42-43

Item 6.	Exhibits................................................44




       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY CORNERSTONE FUND II L.P.
	STATEMENTS OF FINANCIAL CONDITION
	June 30, 	December 31,
	        2008        	        2007
	$	$
	(Unaudited)
ASSETS
Trading Equity:
	Unrestricted cash	6,596,220	6,584,973
	Restricted cash	       214,841	        444,742

	     Total cash	6,811,061    	     7,029,715

	Net unrealized gain on open contracts (MS&Co.)	        283,320	        98,394

	     Total Trading Equity	7,094,381	 7,128,109

Interest receivable (MS&Co.)	               8,986	         15,021
Due from MS&Co.	                             280	          3,416

	     Total Assets	   7,103,647	    7,146,546

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

Accrued administrative fees payable (MS&Co.)	29,050	         30,222
Accrued management fees	         20,634	          20,756
Redemptions payable	          16,136	          92,051

   	    Total Liabilities	          65,820	        143,029

Partners? Capital

Limited Partners (1,862.729 and
   2,025.388 Units, respectively)	6,787,963	6,774,185
General Partner (68.567 Units)	                                                              249,864   	         229,332

	     Total Partners? Capital	    7,037,827	      7,003,517

	     Total Liabilities and Partners? Capital	    7,103,647	      7,146,546

NET ASSET VALUE PER UNIT	      3,644.10	                             3,344.64



	The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY CORNERSTONE FUND II L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)

                          For the Three Months	                          For the Six Months
  	                  Ended June 30,     	                          Ended June 30,

                                     2008            2007    	       2008   	       2007
                                      $	                 $	           $ 	     $
INVESTMENT INCOME
	Interest income (MS&Co.)	     23,303		    79,034		       53,800		  165,245

EXPENSES
	Brokerage commissions (MS&Co.)	73,388	130,746	182,757		251,774
	Management fees	61,278    	73,195	123,799 	    	146,940
	Administrative expenses	10,000 	   12,000	  19,000	 	       24,000
	Transaction fees and costs	        3,826	           8,147	        9,726		       19,145

		   Total Expenses 	    148,492	       224,088		    335,282	     441,859

NET INVESTMENT LOSS 	   (125,189)	      (145,054)	   (281,482)		    (276,614)

TRADING RESULTS
Trading profit (loss):
	Realized	116,533	1,193,787	698,319		556,411
	Net change in unrealized	     39,316	         40,932	    184,926	 	   (151,088)

	           Total Trading Results	    155,849	    1,234,719	    883,245		    405,323

NET INCOME 	     30,660	    1,089,665	    601,763		     128,709


NET INCOME ALLOCATION

	Limited Partners	29,358	1,052,764	581,231 		 123,927
	General Partner 	                1,302	    36,901	20,532 		4,782


NET INCOME PER UNIT

	Limited Partners                                              	19.00  	441.92		  	299.46	    66.57
	General Partner                                              	  19.00	441.92		  	299.46	    66.57



			                                                                      Units                     Units	Units   		Units
WEIGHTED AVERAGE NUMBER
	OF UNITS OUTSTANDING                               1,957.824		2,435.603	  2,001.707	    	2,495.850


	The accompanying notes are an integral part of these financial statements. </table>
       <table> MORGAN STANLEY CORNERSTONE FUND II L.P.
	STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
	For the Six Months Ended June 30, 2008 and 2007
	(Unaudited)




			                                                         Units of
			                                                      Partnership	 Limited	     General
			                                                         Interest    	     Partners   	          Partner    	     Total
					$	      $	 $
Partners? Capital,
   December 31, 2006	2,611.342	 8,722,240	295,488	9,017,728

Net Income	?	123,927	4,782	128,709

Redemptions	    (239.131)	 (765,816)	       (30,765)	  (796,581)

Partners? Capital,
   June 30, 2007	  2,372.211	 8,080,351	  269,505	 8,349,856





Partners? Capital,
   December 31, 2007	2,093.955	 6,774,185	229,332	7,003,517

Net Income	?	581,231	20,532	601,763

Redemptions	    (162.659)	  (567,453)	          ?     	  (567,453)

Partners? Capital,
   June 30, 2008	  1,931.296	 6,787,963	  249,864	 7,037,827













The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY CORNERSTONE FUND II L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)




				  For the Six Months Ended June 30,

				            2008      	      2007
				     $	$
CASH FLOWS FROM OPERATING ACTIVITIES

Net income 	601,763	128,709
Noncash item included in net income:
	Net change in unrealized	(184,926)	151,088

(Increase) decrease in operating assets:
	Restricted cash	229,901	221,977
	Interest receivable (MS&Co.)	6,035	2,921
	Due from MS&Co.	3,136                                (6,707)

Increase (decrease) in operating liabilities:
	Accrued administrative expenses	(1,172)	1,910
	Accrued management fees	          (122)	                               (1,896)

Net cash provided by operating activities	    654,615	     498,002


CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid for redemptions of Units	    (643,368)	    (777,030)

Net cash used for financing activities	   (643,368)	    (777,030)

Net increase (decrease) in unrestricted cash	11,247	(279,028)

Unrestricted cash at beginning of period	  6,584,973	    8,331,036

Unrestricted cash at end of period	   6,596,220	     8,052,008






	The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY CORNERSTONE FUND II L.P.
CONDENSED SCHEDULES OF INVESTMENTS
June 30, 2008 (Unaudited) and December 31, 2007




Futures and Forward Contracts
       Long
   Unrealized
  Gain/(Loss)

Percentage of
   Net Assets
    Short
Unrealized
Gain/(Loss)

Percentage of
   Net Assets
        Net
   Unrealized
   Gain/(Loss)

$
%
$
%
   $

June 30, 2008, Partnership Net Assets:  $7,037,827



Commodity
         4,230
        0.06
           ?
           ?
         4,230
Equity
           ?
           ?
       102,616
        1.46
     102,616
Foreign currency
     107,318
        1.52
   (44,790)
       (0.64)
62,528
Interest rate
          ?
          ?
    13,071
        0.19
   13,071






     Grand Total:
     111,548
        1.58
    70,897
        1.01
     182,445

     Unrealized Currency Gain





    100,875

     Total Net Unrealized Gain



     283,320



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



       MORGAN STANLEY CORNERSTONE FUND II L.P.
NOTES TO FINANCIAL STATEMENTS
June 30, 2008
(Unaudited)

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

The net unrealized gains (losses) on open contracts, reported as a component of "Trading Equity" on the Statements of Financial
Condition, and their longest contract maturities were as follows:

                 Net Unrealized Gains/(Losses)
                        On Open Contracts                 Longest Maturities

                Exchange-  Off-Exchange-             Exchange-  Off-Exchange-
Date             Traded      Traded        Total      Traded       Traded
                   $            $            $
Jun. 30, 2008	219,113	64,207	283,320	Dec. 2009	Sep. 2008
Dec. 31, 2007	160,568	(62,174)	 98,394	Dec. 2008	Mar. 2008

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership's Statements of Financial Condition.




The Partnership also has credit risk because MS&Co. and MSIP act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each acting as a commodity broker for the Partnership?s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $7,030,174 and $7,190,283 at June 30, 2008, and December 31, 2007,
respectively. With respect to the Partnership?s off-

       MORGAN STANLEY CORNERSTONE FUND II L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

exchange-traded forward currency contracts, there are no daily settlements of variation in value, nor is there any requirement that an amount equal to the net unrealized gains (losses) on such contracts be segregated. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all such contracts, to perform. The Partnership has a netting agreement with MS&Co. This agreement, which seeks to reduce both the Partnership?s and MS&Co.?s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership?s credit risk in the event of MS&Co.?s bankruptcy or insolvency.

5.  New Accounting Developments
In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157 ("SFAS 157"), "Fair Value Measurements". SFAS 157 requires use of a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels: Level 1 - quoted market prices in active markets for

       MORGAN STANLEY CORNERSTONE FUND II L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


identical assets and liabilities; Level 2 - inputs other than quoted market prices that are observable for the asset or liability, either directly or indirectly (including quoted prices for similar investments, interest rates, credit risk); and Level 3 - unobservable inputs for the asset or liability (including the Partnership?s own assumptions used in determining the fair value of investments).

Demeter evaluated the impact of adopting SFAS 157 on the Partnership?s financial statements. The Partnership adopted SFAS 157 as of January 1, 2008. Based on its analysis, the effect of applying SFAS 157 to the investments included in the financial statements does not have a material impact on the Partnership?s financial statements.

The following table summarizes the valuation of the Partnership?s investments by the above SFAS 157 fair value hierarchy as of June
30, 2008:  <table> <caption>



Assets
 Quoted Prices in
Active Markets for
  Identical Assets
        (Level 1)
Significant Other
   Observable
       Inputs
     (Level 2)
 Significant
  Unobservable
    Inputs
  (Level 3)




  Total

Unrealized gain on open contracts
         $219,113
$64,207
  n/a

   $283,320

In March 2008, the FASB issued SFAS No. 161, Disclosures about
Derivative Instruments and Hedging Activities ("SFAS 161").  SFAS

       MORGAN STANLEY CORNERSTONE FUND II L.P.
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)


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

Results of Operations
General. The Partnership?s results depend on the Trading Managers and the ability of each Trading Manager?s trading program to take advantage of price movements in the futures, forward, and options markets. The following presents a summary of the Partnership?s operations for the three and six month periods ended June 30, 2008, and 2007, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Managers trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Managers or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Managers? trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.
       The Partnership?s results of operations set forth in the financial statements on pages 2 through 14 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized trading gain (loss)" for open (unrealized) contracts, and recorded as "Realized trading gain (loss)" when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of the close of business. Interest income, as well as management fees, incentive fees, brokerage commissions, transaction fees and costs, and administrative expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

       For the Three and Six Months Ended June 30, 2008
The Partnership recorded total trading results including interest income totaling $179,152 and expenses totaling $148,492, resulting in net income of $30,660 for the three months ended June 30, 2008. The Partnership?s net asset value per Unit increased from $3,625.10 at March 31, 2008, to $3,644.10 at June 30, 2008.

The most significant trading gains of approximately 2.0% were recorded in the global interest rate sector primarily during May and June from short positions in European and U.S. fixed-income futures as prices declined amid concerns of accelerating inflation due to surging commodity prices, thereby increasing the likelihood that the European Central Bank and U.S. Federal Reserve would raise interest rates in the near-term. Within the global stock index sector, gains of 0.8% were experienced during June from short positions in European and Pacific Rim equity index futures as prices moved sharply lower throughout the month on concerns that record commodity prices and additional subprime-related writedowns would erode corporate earnings and continue to slow global economic growth. In addition, prices of European stock index futures were pressured lower after government reports revealed an unexpected drop in Germany?s consumer confidence and a continued housing slump in the United Kingdom. Smaller gains of 0.4% were achieved within the energy sector primarily during May from long positions in gasoline futures as prices moved higher due to supply threats in Nigeria and Iraq, growing Asian fuel
       consumption, an unexpected decline in domestic
inventories, and news that service industries in the U.S. unexpectedly had grown for the first time since December, thereby signaling higher energy demand. Elsewhere, long positions in natural gas futures resulted in gains during May and June as prices increased amid declining production in Western Canada, forecasts for an active hurricane season in the Atlantic, and a drop in the value of the U.S. dollar. A portion of the Partnership?s gains during the quarter was offset by losses of approximately 2.2% incurred in the currency sector from long positions in the Japanese yen, Swiss franc, euro, and Turkish lira versus the U.S. dollar as the value of the U.S. dollar moved higher against these currencies during April after the U.S. Institute for Supply Management?s manufacturing index unexpectedly moved higher and a U.S. economic report showed private sector jobs unexpectedly increased in March. Additional losses were incurred during April and June from short positions in the South African rand versus the U.S. dollar as the value of the South African rand increased amid strong economic data out of South Africa. Lastly, losses were experienced from both short and long positions in the New Zealand dollar versus the U.S. dollar as the value of the New Zealand dollar moved without consistent direction throughout the quarter.

The Partnership recorded total trading results including interest income totaling $937,045 and expenses totaling $335,282, resulting in net income of $601,763 for the six months ended June 30, 2008. The Partnership?s net asset value per Unit increased from $3,344.64 at December 31, 2007, to $3,644.10 at June 30, 2008.

The most significant trading gains of approximately 5.1% were experienced in the currency sector during February, March, May, and June from long positions in the euro, Mexican peso, Swiss franc, and Czech koruna versus the U.S. dollar as the value of the U.S. dollar moved lower against its major rivals after weaker-than-expected manufacturing data from the Federal Reserve Bank of Philadelphia reignited fears of an economic slowdown in the U.S. In addition, the value of the U.S. dollar continued to decline after U.S. government reports showed a rise in unemployment and slower-than-expected fourth quarter 2007 Gross Domestic Product growth. Lastly, the value of the U.S. dollar was pulled lower due to several interest rate cuts by the U.S. Federal Reserve, as well as indications that interest rates would continue to decline. Meanwhile, gains were experienced during February from long positions in the Chilean peso versus the U.S. dollar as the value of the U.S. dollar declined due to the aforementioned concerns of an economic slowdown. Newly established short positions in the Chilean peso versus the U.S. dollar recorded gains during May and June as the value of the
       Chilean peso declined due to weaker-than-expected economic data out of Chile. Elsewhere in the currency sector, smaller gains were recorded from short positions in the Korean won versus the U.S. dollar throughout the first half of the year as the value of the Korean won fell amid concerns of a rising Current-Account deficit out of Korea. Gains of approximately 2.2% were recorded in the global fixed-income sector during January and March from long positions in Japanese fixed-income futures as prices increased amid stronger demand, following a sharp decline in global equity markets and concerns that a possible economic recession in the United States would weaken the global economy. Furthermore, prices of Japanese fixed-income futures increased on speculation that the Bank of Japan would cut interest rates this year. During May, gains were experienced from short positions in short-term European and U.S. fixed-income futures as prices fell after a government report showed the U.S. economy grew at a faster rate during the first quarter than previously stated. Additionally, prices fell further on news of accelerating inflation and better-than-expected growth in the Euro-Zone, which boosted speculation that the European Central Bank might not cut interest rates at its next policy meeting. During June, gains were recorded from short positions in short-term European fixed-income futures as prices moved lower after the European Central Bank left its benchmark interest rate unchanged at 4.0% and signaled it might raise borrowing costs in July in order to
       combat accelerating inflation in the Euro-Zone. Within the global stock index sector, gains of approximately 2.0% were achieved during January, March, and June from short positions in European stock index futures as prices moved lower on concerns that a persistent U.S. housing slump, mounting losses linked to U.S. subprime mortgage investments, and a weakening job market would restrain consumer spending. Smaller gains of 0.4% were recorded within the energy sector during February and May from long futures positions in heating oil and gasoline as prices increased due to speculation that OPEC might cut production, forecasts of cold weather and heavy snow in the U.S. Northeast, and ongoing geopolitical concerns in the Middle East. Elsewhere, long positions in natural gas futures resulted in gains during May and June as prices increased amid declining production in Western Canada, forecasts for an active hurricane season in the Atlantic, and a drop in the value of the U.S. dollar.

For the Three and Six Months Ended June 30, 2007
The Partnership recorded total trading results including interest income totaling $1,313,753 and expenses totaling $224,088, resulting in net income of $1,089,665 for the three months ended
June 30, 2007. The Partnership?s net asset value per Unit increased from $3,077.94 at March 31, 2007, to $3,519.86 at June
30, 2007.

       The most significant trading gains of approximately 5.5%
were recorded in the global interest rate sector primarily during May and June from short positions in European fixed-income futures as prices weakened after news from the Ifo Institute that German business sentiment climbed to the second-highest level on record and news of an increasing U.K. consumer confidence index. European interest rate futures prices continued to fall after a report showing real Gross Domestic Product in the Euro-Zone had increased more-than-expected in the first quarter of 2007, news that Germany's seasonally adjusted unemployment rate had reached its lowest level since 1995, and news that housing prices in the United Kingdom had shown their biggest jump in 2007. Elsewhere, gains were recorded from short positions in U.S. fixed-income futures as prices moved lower during May and June after the Philadelphia Federal Reserve's index of regional manufacturing increased more-than-expected in April, Federal Reserve Bank of Richmond President Jeffrey Lacker stated there were still inflationary concerns present in the U.S. economy, and the Conference Board's index of leading economic indicators showed that five of the ten categories for the U.S. economy showed improvement. Additional gains of approximately 5.3% were experienced in the currency sector primarily during April and May from short positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen weakened relative to its major rivals in a continuation of the carry-trade after news that the
       Tankan survey was weaker-than-expected and a decline in
Japanese industrial production increased speculation that Japanese economic growth was not sufficient to warrant an increase in interest rates by the Bank of Japan. Elsewhere, gains were recorded from long positions in the Brazilian real and Australian dollar versus the U.S. dollar primarily during April and May as these currencies moved higher relative to the U.S. dollar after strong economic data out of Australia and Brazil added to growing investor sentiment that the respective Central Banks of these countries would raise interest rates in order to combat inflation. Additionally, the value of the U.S. dollar declined against these currencies leading up to and after the U.S. Federal Reserve?s decision to leave interest rates steady at 5.25%. Smaller gains of approximately 3.0% were recorded in the global stock index sector primarily during April and May from long positions in U.S. and European equity index futures as prices moved higher on continued strong corporate earnings and increased merger and acquisition activity. Furthermore, gains were recorded during June from long positions in Hong Kong and Taiwanese equity index futures as prices increased amid investor optimism regarding future earnings in the technology sector. A portion of the Partnership?s gains during the quarter was offset by losses of approximately 0.6% incurred in the energy markets throughout the quarter from both short and long positions in
       natural gas futures as prices moved without consistent direction due to conflicting data regarding supply and demand.


The Partnership recorded total trading results including interest income totaling $570,568 and expenses totaling $441,859, resulting in net income of $128,709 for the six months ended June 30, 2007. The Partnership?s net asset value per Unit increased from $3,453.29 at December 31, 2006, to $3,519.86 at June 30, 2007.

The most significant trading gains of approximately 4.8% were experienced in the global interest rate sector primarily during January, May, and June from short positions in European fixed-income futures as prices fell initially after reports showed confidence in the Euro-Zone economy stayed close to a six-year high in December. Prices continued to fall after strong economic data reported in the United Kingdom and Germany increased inflation concerns. During May and June, European interest rate futures prices declined after a report showing real Gross Domestic Product in the Euro-Zone had increased more than expected in the first quarter of 2007, news that Germany's seasonally adjusted unemployment rate had reached its lowest level since 1995, and data indicating that housing prices in the United Kingdom had shown their biggest jump in 2007. Elsewhere, gains were recorded during January from short positions in U.S. interest rate futures as prices fell amid speculation that the U.S. Federal Reserve would not cut interest rates during the first quarter of 2007. Further gains were experienced from short
       positions in U.S. interest rate futures as prices declined during May and June after Federal Reserve Bank of Richmond President Jeffrey Lacker stated that there were still inflationary concerns present in the U.S. economy and the Conference Board's index of leading economic indicators showed that five of the ten categories for the U.S. economy showed improvement. Smaller gains of approximately 0.3% were recorded in the global stock index sector primarily during April and May from long positions in U.S. and European equity index futures as prices moved higher on continued strong corporate earnings and increased merger and acquisition activity. Furthermore, gains were recorded during June from long positions in Hong Kong and Taiwanese equity index futures as prices increased amid investor optimism regarding future earnings in the technology sector. A portion of the Partnership?s gains in the first six months of the year was offset by losses of approximately 3.8% recorded in the currency sector primarily during the first quarter of the year. During January, losses were incurred from both short and long positions in the South African rand versus the U.S. dollar as the value of the South African rand moved without consistent direction due to conflicting economic data out of South Africa. Further losses were recorded from short positions in the South African rand versus the U.S. dollar during March as the value of the South African rand reversed sharply higher relative to the U.S. dollar on expectations that increased demand for South Africa?s exports would significantly improve the South African economy. Elsewhere, losses were experienced from short positions
       in the Mexican peso versus the U.S. dollar as the value of the Mexican peso strengthened on increased speculation of an interest rate hike from the Bank of Mexico. Smaller losses of approximately 0.6% were incurred in the energy markets primarily during March, April, May, and June from both short and long positions in natural gas futures as prices moved without consistent direction due to conflicting data regarding supply and demand.



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

The futures, forwards, and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities, factors that result in frequent changes in the fair value of the Partnership?s open positions, and consequently in its earnings, whether realized or unrealized,
       and cash flow.  Gains and losses on open positions of exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are settled daily through variation margin. Gains and losses on off-exchange-traded forward currency contracts are settled upon termination of the contract. However, the Partnership is required to meet margin requirements equal to the net unrealized loss on open forward currency contracts in the Partnership accounts with the counterparty, which is accomplished by daily maintenance of the cash balance in a custody account held at MS&Co.

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

The Partnership?s past performance is no guarantee of its future results. Any attempt to numerically quantify the Partnership?s
       market risk is limited by the uncertainty of its
speculative trading. The Partnership?s speculative trading and use of leverage may cause future losses and volatility (i.e., "risk of ruin") that far exceed the Partnership?s experiences to
date   under the "Partnership?s Value at Risk in Different Market
Sectors" section and significantly exceed the Value at Risk ("VaR") tables disclosed.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at June 30, 2008, and 2007. At June 30, 2008, and 2007, the Partnership?s total capitalization was approximately $7 million and $8 million, respectively.

Primary Market              June 30, 2008      June 30, 2007
Risk Category               Value at Risk      Value at Risk

Currency	        (1.01)%	 (2.13)%

Equity	        (0.72)	(0.36)

Interest Rate	(0.17)	     (0.45)

Commodity                    	(0.15)	(0.52)

Aggregate Value at Risk	      (0.82)%	(2.31)%


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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from July 1, 2007, through June 30, 2008.

Primary Market Risk Category	High	     Low	     Average
Currency	(1.73)%	(0.60)%	(1.13)%

Equity	(0.72)	(0.11)	(0.46)

Interest Rate	(0.45)	(0.17)	(0.29)

Commodity	(0.41)	  -	(0.24)


Aggregate Value at Risk	(2.01)%	(0.82)%	(1.30)%


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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at June 30, 2008 and 2007, and for the four quarter-end reporting periods from July 1, 2007, through June 30, 2008. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.



       Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co.; as of June 30, 2008, such amount was equal to approximately 94% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality, and multiplier features of the Partnership?s market-sensitive instruments, in relation to the Partnership?s Net Assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership?s market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership?s primary market risk exposures, as well as the
       strategies used and to be used by Demeter and the Trading
Managers for managing such exposures, are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership?s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation, and many other factors could result in material losses, as well as in material changes to the risk exposures and the risk management strategies of the Partnership. Investors must be prepared to lose all or substantially all of their investment in the Partnership.

The following were the primary trading risk exposures of the Partnership at June 30, 2008, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency. The largest market exposure of the Partnership at June 30, 2008, was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes, as well as political and general economic conditions influence these fluctuations. The Partnership?s primary exposure at June 30, 2008, was to outright U.S. dollar positions. Outright positions
       consist of the U.S. dollar vs. other currencies.  These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Equity. The second largest market exposure of the Partnership at June 30, 2008, was to the global stock index sector, primarily to equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., the United Kingdom, Germany, Japan, Italy, and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At June 30, 2008, the Partnership?s primary exposures were to the NASDAQ 100 (U.S.), DAX (Germany), S&P MIB (Italy), S&P 500 (U.S.), HANG SENG (Hong Kong), EURO STOX 50 (Europe), TAIWAN (Taiwan), and FTSE 100 (United Kingdom) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., European, and Asian stock indices. Static markets would not cause major market changes, but would make it difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Interest Rate. The third largest market exposure of the Partnership at June 30, 2008, was to the global interest rate sector. This exposure was primarily spread across European and U.S. interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index
       and currency positions.  Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries? interest rates. Demeter anticipates that the G-7 countries? interest rates will remain the primary interest rate exposures of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Commodity.
Energy. At June 30, 2008, the Partnership had exposure to the energy sector. The Partnership?s primary energy exposure was to futures contracts in natural gas. Price movements in these markets result from geopolitical developments, particularly in the Middle East, as well as weather patterns, and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in price resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

       Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2008:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at June 30, 2008, were in euros, Japanese yen, British pounds, and Hong Kong dollars. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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
Not applicable.



       PART II.  OTHER INFORMATION

Item 1A. RISK FACTORS
Information regarding risk factors appears in Item 2. ?Management?s Discussion and Analysis of Financial Condition and Results of Operations? and Item 3. ?Quantitative and Qualitative Disclosures about Market Risk? of this Form 10-Q. There have been no other material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2007 and the Partnership?s Report on Form 10-Q for the quarter ended March 31, 2008.

Item 5.  OTHER INFORMATION
Limited Partners of the Partnership are advised that Demeter has determined to withdraw from the Partnership effective November 30, 2008, and thereafter will commence dissolution of the Partnership pursuant to the Partnership?s Limited Partnership Agreement. In connection with such withdrawal, Demeter will terminate trading for the Partnership effective October 31, 2008, unless it becomes necessary or is prudent to do so beforehand. Following termination of trading for the Partnership, all Partnership assets will be paid interest at the rate equal to the average yield on 13-week U.S. Treasury Bills, with your share of interest credited to your Units. The management and brokerage fees on any assets remaining in the Partnership after October 31, 2008, will be
       waived, given the absence of any further futures trading by the Partnership.

Through November 30, 2008, qualified Limited Partners may, under certain conditions, redeem some or all of their interest in the Partnership and use the proceeds of such redemption to purchase an interest in another Morgan Stanley managed futures partnership for which Demeter is the general partner (an offering in any such managed futures partnership is by prospectus or offering memorandum only). Otherwise, Limited Partners may simply redeem their interest in the Partnership and receive the proceeds of such redemption in cash. Whether you exchange or redeem your Partnership Units, there will be no minimum holding period requirement or redemption charge. Limited Partners who do not redeem their interest in the Partnership prior to November 30, 2008, should be aware that final distribution of any remaining Partnership assets is anticipated to be made on or about December 15, 2008.

Mr. Michael Durbin became listed as a principal of Demeter by the National Futures Association on June 5, 2008.

Mr. Jose Morales became listed as a principal of Demeter by the National Futures Association on June 23, 2008.

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




                        Morgan Stanley Cornerstone Fund II L.P.
                        (Registrant)

                        By: Demeter Management Corporation
                            (General Partner)

August 14, 2008         By: /s/Christian Angstadt
                               Christian Angstadt
                               Chief Financial Officer



The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.














- 14 -
       MORGAN STANLEY CORNERSTONE FUND II L.P.
NOTES TO FINANCIAL STATEMENTS (CONTINUED)





DEAN WITTER CORNERSTONE FUND II
NOTES TO FINANCIAL STATEMENTS (CONTINUED)