Form 10-Q
period 2008-09-30
MORGAN STANLEY CORNERSTONE FUND II L.P.
filed 2008-11-13
CIK 736999

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008 or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

	September 30, 2008




PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of September 30, 2008
		(Unaudited) and December 31, 2007 ......................... 2

		Statements of Operations for the Three and Nine Months
		Ended September 30, 2008 and 2007(Unaudited)................3

		Statements of Changes in Partners? Capital for the Nine Months Ended September 30, 2008 and 2007 (Unaudited)...4

		Statements of Cash Flows for the Nine Months Ended
		September 30, 2008 and 2007 (Unaudited).....................5

		Condensed Schedules of Investments as of September 30, 2008
		(Unaudited) and December 31, 2007...........................6

		Notes to Financial Statements (Unaudited) ...............7-14

Item 2.	Management?s Discussion and Analysis of
			Financial Condition and Results of Operations .......15-27

Item 3.	Quantitative and Qualitative Disclosures About
			Market Risk ........................................ 28-40

Item 4.	Controls and Procedures ................................40

Item 4T.	Controls and Procedures ................................40


PART II. OTHER INFORMATION

Item 1A.Risk Factors............................................41

Item 5.	Other Information....................................41-42

Item 6.	Exhibits.............................................42-43





       <table> PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	MORGAN STANLEY CORNERSTONE FUND II L.P.
	STATEMENTS OF FINANCIAL CONDITION
	September 30, 	December 31,
	        2008        	        2007
	$	$
	(Unaudited)
ASSETS
Trading Equity:
	Unrestricted cash	6,464,865	6,584,973
	Restricted cash	       59,443	        444,742

	     Total cash	6,524,308    	     7,029,715

	Net unrealized gain on open contracts (MS&Co.)	     149,856	        98,394

	     Total Trading Equity	6,674,164	 7,128,109

Interest receivable (MS&Co.)	               6,830	         15,021
Due from MS&Co.	                            752	          3,416

	     Total Assets	    6,681,746	    7,146,546

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

Redemptions payable	644,439	          92,051
Accrued administrative expenses	28,631	         30,222
Accrued management fees	                 19,405	          20,756

   	    Total Liabilities	      692,475	        143,029

Partners? Capital

Limited Partners (1,481.945 and
   2,025.388 Units, respectively)	5,757,834	6,774,185
General Partner (59.567 and
   68.567 Units, respectively)	      231,437                    	         229,332

	     Total Partners? Capital	    5,989,271	      7,003,517

	     Total Liabilities and Partners? Capital	    6,681,746	      7,146,546

NET ASSET VALUE PER UNIT	      3,885.32                             3,344.64



The accompanying notes are an integral part of these financial statements.

       <table> 	MORGAN STANLEY CORNERSTONE FUND II L.P.
	STATEMENTS OF OPERATIONS
(Unaudited)

                        For the Three Months	                            For the Nine Months
  	   Ended September 30,                          Ended September 30,

                                            2008   	          2007    	       2008   	       2007
                                              $	             $	           $ 	     $
INVESTMENT INCOME
	Interest income (MS&Co.)	         23,552		       70,341	  	     77,352		  235,586

EXPENSES
	Brokerage commissions (MS&Co.)	84,672	113,582	267,429		365,356
	Management fees	60,540    	67,412	 184,339	    	214,352
	Administrative expenses	10,000 	   12,000	29,000 	 	       36,000
	Transaction fees and costs	        4,268	           4,665	      13,994		       23,810

		   Total Expenses 	    159,480	       197,659		    494,762	     639,518

NET INVESTMENT LOSS 	   (135,928)	      (127,318)	    (417,410)		    (403,932)

TRADING RESULTS
Trading profit (loss):
	Realized	704,022	(414,391)	1,402,341		142,020
	Net change in unrealized	    (133,464)	        128,656	        51,462	 	     (22,432)

	           Total Trading Results	      570,558	      (285,735)	   1,453,803		    119,588

NET INCOME (LOSS)	      434,630	     (413,053)	    1,036,393	 	    (284,344)


NET INCOME (LOSS) ALLOCATION

	Limited Partners	419,775	(399,735)	 1,001,006		(275,808)
	General Partner 	                14,855	    (13,318)	35,387 		(8,536)


NET INCOME (LOSS) PER UNIT

	Limited Partners                                              	  241.22	(173.95)		  	540.68	 (107.38)
	General Partner                                              	  241.22	(173.95)		  	540.68	  (107.38)



			                                                                      Units                     Units	Units   		Units
WEIGHTED AVERAGE NUMBER
	OF UNITS OUTSTANDING                               1,751.889  		2,279.158	  	1,908.821    	2,421.537


The accompanying notes are an integral part of these financial statements. </table>
       <table> MORGAN STANLEY CORNERSTONE FUND II L.P.
STATEMENTS OF CHANGES IN PARTNERS? CAPITAL
For the Nine Months Ended September 30, 2008 and 2007
(Unaudited)




			                                                         Units of
			                                                      Partnership	 Limited	     General
			                                                         Interest    	     Partners   	          Partner    	     Total
					$	      $	 $
Partners? Capital,
   December 31, 2006	2,611.342	 8,722,240	295,488	9,017,728

Net Loss                                                                 ?		(275,808)	(8,536)	(284,344)

Redemptions                                                    (401.831)		   (1,309,788)	       (30,765)	   (1,340,553)

Partners? Capital,
   September 30, 2007                                    2,209.511		 7,136,644	  256,187	  7,392,831





Partners? Capital,
   December 31, 2007	2,093.955	 6,774,185	229,332	7,003,517

Net Income                                                                ?		1,001,006	35,387	1,036,393

Redemptions                                                    (552.443)		   (2,017,357)	       (33,282)	   (2,050,639)

Partners? Capital,
   September 30, 2008                                    1,541.512		 5,757,834	  231,437	  5,989,271















The accompanying notes are an integral part of these financial statements. </table>
       <table> 	MORGAN STANLEY CORNERSTONE FUND II L.P.
	STATEMENTS OF CASH FLOWS
(Unaudited)




				  For the Nine Months Ended September 30,

				            2008      	      2007
				     $	$

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) 	1,036,393	(284,344)
Noncash item included in net income (loss):
	Net change in unrealized	(51,462)	22,432

(Increase) decrease in operating assets:
	Restricted cash	385,299	230,016
	Interest receivable (MS&Co.)	8,191	9,422
	Due from MS&Co.	2,664	                                (4,708)

Decrease in operating liabilities:
	Accrued administrative expenses	(1,591)	(7,377)
	Accrued management fees	              (1,351)                               (4,734)

Net cash provided by (used for) operating activities	    1,378,143	     (39,293)


CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid for redemptions of Units	   (1,498,251)	 (1,334,218)

Net cash used for financing activities	    (1,498,251)	 (1,334,218)

Net decrease in unrestricted cash	(120,108)	(1,373,511)

Unrestricted cash at beginning of period	     6,584,973	    8,331,036

Unrestricted cash at end of period	     6,464,865	     6,957,525








The accompanying notes are an integral part of these financial statements.

       <table> MORGAN STANLEY CORNERSTONE FUND II L.P.
CONDENSED SCHEDULES OF INVESTMENTS
September 30, 2008 (Unaudited) and December 31, 2007




Futures and Forward Contracts
       Long
   Unrealized
  Gain/(Loss)

Percentage of
   Net Assets
    Short
Unrealized
Gain/(Loss)

  Percentage of
     Net Assets
        Net
   Unrealized
   Gain/(Loss)

$
%
$
   %
   $

September 30, 2008, Partnership Net Assets:  $5,989,271



Commodity
     ?
         ?
   5,580
          0.09
     5,580
Equity
     ?
         ?
    21,120
          0.35
  21,120
Foreign currency
      (29,907)
       (0.50)
  111,059
          1.86
   81,152
Interest rate
      (13,242)
       (0.22)
         ?
         ?
     (13,242)






     Grand Total:
      (43,149)
       (0.72)
  137,759
          2.30
     94,610

     Unrealized Currency Gain





        55,246

     Total Net Unrealized Gain



       149,856






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


       MORGAN STANLEY CORNERSTONE FUND II L.P.
NOTES TO FINANCIAL STATEMENTS
September 30, 2008
(Unaudited)

The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the financial condition and results of operations of Morgan Stanley Cornerstone Fund II L.P. (the "Partnership"). The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2007, Annual Report on Form 10-K.

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

The net unrealized gains (losses) on open contracts, reported as a component of "Trading Equity" on the Statements of Financial
Condition, and their longest contract maturities were as follows:

                 Net Unrealized Gains/(Losses)
                        On Open Contracts                 Longest Maturities

                Exchange-  Off-Exchange-             Exchange-  Off-Exchange-
Date             Traded      Traded        Total      Traded       Traded
                   $            $            $
Sep. 30, 2008	85,066	64,790	149,856	Dec. 2009	Oct. 2008
Dec. 31, 2007	160,568	(62,174)	 98,394	Dec. 2008	Mar. 2008

The Partnership has credit risk associated with counterparty non-performance. As of the date of the financial statements, the credit risk associated with the instruments in which the Partnership trades is limited to the amounts reflected in the Partnership's Statements of Financial Condition.




The Partnership also has credit risk because MS&Co. and MSIP act as the futures commission merchants or the counterparties, with respect to most of the Partnership?s assets. Exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts are marked to market on a daily basis, with variations in value settled on a daily basis. MS&Co. and MSIP, each acting as a commodity broker for the Partnership?s exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, including an amount equal to the net unrealized gains (losses) on all open exchange-traded futures, exchange-traded forward, and exchange-traded futures-styled options contracts, which funds, in the aggregate, totaled $6,609,374 and $7,190,283 at September 30, 2008, and December 31,
2007, respectively. With respect to the Partnership?s off-

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

The following table summarizes the valuation of the Partnership?s investments by the above SFAS 157 fair value hierarchy as of
September 30, 2008: <table> <caption>



Assets
 Quoted Prices in
Active Markets for
  Identical Assets
        (Level 1)
Significant Other
   Observable
       Inputs
     (Level 2)
 Significant
  Unobservable
    Inputs
  (Level 3)




  Total

Unrealized gain on open contracts
         $85,066
$64,790
 n/a

$149,856

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

Results of Operations
General. The Partnership?s results depend on the Trading Managers and the ability of each Trading Manager?s trading program to take advantage of price movements in the futures, forward, and options markets. The following presents a summary of the Partnership?s operations for the three and nine month periods ended September 30, 2008 and 2007, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Managers trade in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Managers or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Managers? trading activities on behalf of the Partnership during the period in question. Past performance is no guarantee of future results.
       The Partnership?s results of operations set forth in the financial statements on pages 2 through 14 of this report are prepared in accordance with accounting principles generally accepted in the United States of America, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized trading gain (loss)" for open (unrealized) contracts, and recorded as "Realized trading gain (loss)" when open positions are closed out. The sum of these amounts constitutes the Partnership?s trading results. The market value of a futures contract is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of a foreign currency forward contract is based on the spot rate as of the close of business. Interest income, as well as management fees, brokerage commissions, transaction fees and costs, and administrative expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions relating to the application of critical accounting policies other than those presently used could reasonably affect reported amounts.

       For the Three and Nine Months Ended September 30, 2008
The Partnership recorded total trading results including interest income totaling $594,110 and expenses totaling $159,480, resulting in net income of $434,630 for the three months ended September 30, 2008. The Partnership?s net asset value per Unit increased from $3,644.10 at June 30, 2008, to $3,885.32 at
September 30, 2008.

The most significant trading gains of approximately 6.8% were achieved in the currency sector, primarily during August and September. Such gains were recorded from short positions in the Australian dollar, Swiss franc, Taiwan dollar, New Zealand dollar, euro, Brazilian real, and Korean won versus the U.S. dollar as the value of the U.S. dollar moved higher after U.S. consumer confidence increased in August. Furthermore, the value of the U.S. dollar moved higher in September amid a worldwide ?flight-to-quality? due to fears of an intense credit crunch and subsequent fears of a global recession. Additional gains of approximately 2.2% were experienced within the global stock index sector during July from short positions in European and Taiwan equity index futures as prices moved lower on concerns that widening credit-market losses, weakening consumer demand, and surging commodity prices would erode corporate earnings. Additional gains were achieved during September from short positions in U.S., Asian, and European stock index futures as prices moved sharply lower amid unprecedented U.S. financial
       market volatility and turmoil following news of the
collapse of a major U.S. investment bank and the government rescue of a U.S. insurance giant. Furthermore, U.S. equity markets plunged on Monday, September 29, 2008, after the U.S. House of Representatives rejected the Economic Stabilization Act of 2008, which would have allowed the U.S. Treasury to purchase troubled mortgage-backed securities from U.S. financial institutions. A portion of the Partnership?s gains during the quarter was offset by losses of approximately 0.9% recorded in the global interest rate sector primarily during July and September from short positions in European fixed-income futures as prices moved higher following a sharp decline in the global equity markets, weaker-than-expected U.K. and German economic data, and comments from European Central Bank President Jean-Claude Trichet saying that economic growth would be ?particularly weak?, thereby fueling demand for the ?safe haven? of government bonds. During September, additional losses were recorded from long positions in Japanese fixed-income futures as prices reversed lower during the middle of the month after news of a major U.S. government intervention in the financial sector eased concerns that the credit crisis would continue to deteriorate the growth of the global economy. Smaller losses of approximately 0.2% were recorded in the energy markets primarily during July and September from long futures positions in crude oil and its related products as prices reversed lower on signs that global
       economic growth might be slowing, which might curb future energy demand.

The Partnership recorded total trading results including interest income totaling $1,531,155 and expenses totaling $494,762, resulting in net income of $1,036,393 for the nine months ended September 30, 2008. The Partnership?s net asset value per Unit increased from $3,344.64 at December 31, 2007, to $3,885.32 at September 30, 2008.

The most significant trading gains of approximately 12.2% were experienced in the currency sector during February, March, May, and June from long positions in the euro, Mexican peso, Swiss franc, Brazilian real, and Czech koruna versus the U.S. dollar as the value of the U.S. dollar moved lower against its major rivals after consistently weak U.S. economic data reignited fears of an economic slowdown in the U.S., as well as following several interest rate cuts by the U.S. Federal Reserve. Additional gains were experienced, primarily during August and September, from short positions in the Australian dollar, Swiss franc, Taiwan dollar, New Zealand dollar, euro, and Brazilian real versus the U.S. dollar as the value of the U.S. dollar moved higher after U.S. consumer confidence increased in August. Furthermore, the value of the U.S. dollar moved higher in September amid a worldwide "flight-to-quality" due to fears of an intense credit crunch and subsequent fears of a global recession. Elsewhere in the currency sector, smaller gains were recorded from short
       positions in the Korean won versus the U.S. dollar
throughout the first half of the year, as well as during September, as the value of the Korean won fell amid concerns of a rising Current-Account deficit out of Korea, as well as a slowing economy. Within the global stock index sector, gains of approximately 4.2% were achieved during January, March, June, and July from short positions in European and Asian stock index futures as prices moved lower on concerns that a persistent U.S. housing slump, mounting losses linked to U.S. sub-prime mortgage investments, and a weakening job market would restrain consumer spending. During September, Asian and European stock index futures prices moved sharply lower amid unprecedented U.S. financial market volatility and turmoil. Further gains of approximately 1.3% were also recorded within the global interest rate sector during May from short positions in short-term European and U.S. fixed-income futures as prices fell after a government report showed the U.S. economy had grown at a faster rate during the first quarter than previously stated. Additionally, prices fell further on news of accelerating inflation and better-than-expected growth in the Euro-Zone. During June, further gains were recorded from short positions in short-term European fixed-income futures as prices moved lower after the European Central Bank left its benchmark interest rate unchanged at 4% and signaled it might raise borrowing costs in July in order to combat accelerating inflation in the Euro-Zone. Smaller gains were recorded during August from long positions in U.S. fixed-income futures as prices increased on growing
       speculation that the U.S. Federal Reserve would not raise interest rates at its August policy meeting. Lastly, gains were recorded, during January, March, and August, from long positions in Japanese fixed-income futures as prices increased amid stronger demand and following a sharp decline in global equity markets. Smaller gains of approximately 0.2% were achieved within the energy sector during May and June from long positions in natural gas futures as prices increased amid declining production in Western Canada, forecasts for an active hurricane season in the Atlantic, and a drop in the value of the U.S. dollar. Newly established short positions in natural gas futures resulted in further gains during September as prices fell amid a strengthening U.S. dollar.


For the Three and Nine Months Ended September 30, 2007
The Partnership recorded total trading results including interest income totaling $(215,394) and expenses totaling $197,659 resulting in a net loss of $413,053 for the three months ended
September 30, 2007. The Partnership?s net asset value per Unit decreased from $3,519.86 at June 30, 2007, to $3,345.91 at
September 30, 2007.

The most significant trading losses of approximately 8.2% were recorded in the currency sector, primarily during July and August, from both short and long positions in the South African rand versus the U.S. dollar as the value of the rand moved
       without consistent direction amid uncertainty regarding the future interest rate policy of the South African Reserve Bank. Further losses were incurred primarily during July from short positions in the Japanese yen versus the U.S. dollar as the value of the Japanese yen corrected higher against most of its major rivals when traders reduced ?carry-trade? positions after the sell-off in the global equity markets resulted in investors? trimming ?riskier? assets funded by loans in Japan. During August, long positions in the Australian dollar and euro versus the U.S. dollar experienced losses during the first half of the month as the value of the U.S. dollar reversed higher against these currencies as continued extreme volatility in the global equity markets and widening credit losses tied to U.S. sub-prime loans resulted in substantially stronger demand for U.S. dollar-denominated government bonds. A portion of the Partnership?s losses during the quarter was offset by gains of approximately 1.2% recorded in the energy markets primarily during July and September from long futures positions in crude oil and its related products as prices moved higher amid worries that supplies of European North Sea oil were dwindling and concerns regarding U.S. refinery capacity, and after continuous hurricane activity in the Gulf of Mexico threatened production facilities. Within the global interest rate sector, short positions in U.S. and German fixed-income futures resulted in further gains of approximately 0.7% during July as prices declined due to investor
       sentiment that consistently strong economic data and
rising global inflation would result in higher interest rates in the European Union and United States. Additional gains were experienced during August from newly established long positions in U.S. and German fixed-income futures as prices moved sharply higher in a worldwide ?flight-to-quality? after the significant decline in the global equity markets, spurred by losses in the U.S. sub-prime mortgage sector, caused investors to seek the ?safe haven? of government bonds. Smaller gains of approximately 0.5% were recorded in the global stock index sector primarily during September from long positions in U.S., Pacific Rim, and German equity index futures as prices moved higher leading up to and after the 50 basis point cut in interest rates by the U.S. Federal Reserve, as well as on sentiment that the easing U.S. Federal Reserve policy would continue.

The Partnership recorded total trading results including interest income totaling $355,174 and expenses totaling $639,518, resulting in a net loss of $284,344 for the nine months ended September 30, 2007. The Partnership?s net asset value per Unit decreased from $3,453.29 at December 31, 2006, to $3,345.91 at September 30,
2007.

The most significant trading losses of approximately 11.6% were incurred in the currency sector, primarily during January, March, July, and August, from both short and long positions in the South
       African rand versus the U.S. dollar as the value of the
South African rand moved without consistent direction due to conflicting economic data out of South Africa. Further losses were recorded from short positions in the Mexican peso versus the U.S. dollar primarily during March and April as the value of the Mexican peso moved higher amid speculation of an interest rate hike by the Bank of Mexico. Finally, losses were experienced primarily during August from long positions in the British pound, euro, Australian dollar, and New Zealand dollar versus the U.S. dollar as the value of the U.S. dollar reversed higher against these currencies as continued extreme volatility in the global equity markets and widening credit losses tied to U.S. sub-prime loans resulted in substantially stronger demand for U.S. dollar-denominated government bonds. A portion of the Partnership?s losses in the first nine months of the year was offset by gains of approximately 5.5% recorded in the global interest rate sector primarily during January, May, and June from short positions in European fixed-income futures as prices fell initially after reports showed confidence in the Euro-Zone economy had stayed close to a six-year high in December 2006. Prices continued to fall after strong economic data reported in the United Kingdom and Germany increased inflation concerns. Elsewhere, gains were recorded during January, May, June, and July from short positions in U.S. interest rate futures as prices fell amid strength in the equity markets and consistently strong economic data out of the United States and Euro-Zone. Finally, newly established long positions in U.S. and German fixed-income futures resulted in
       gains during August as prices moved sharply higher in a worldwide "flight-to-quality" after the significant decline in the global equity markets, spurred by losses in the U.S. sub-prime mortgage sector, caused investors to seek the "safe haven" of government bonds. Additional gains of approximately 0.8% were experienced in the global stock index sector, primarily during April, May, June, and September, from long positions in German equity index futures as prices moved higher on continued strong corporate earnings and increased merger and acquisition activity.
 Furthermore, gains were recorded primarily during June and September from long positions in Taiwanese equity index futures as prices increased amid investor optimism regarding future earnings in the technology sector. Smaller gains of approximately 0.5% were recorded during January from short futures positions in crude oil and its related products as prices declined on skepticism that OPEC would cut production as much as originally pledged and after U.S. government data showed a larger-than-expected increase in domestic inventories of gasoline and heating oil. Newly established long futures positions in crude oil and its related products resulted in gains during February, July, and September as prices moved higher amid geopolitical uncertainty in Iraq and news that Iran would continue with its nuclear program. Furthermore, prices were pressured higher amid worries that supplies of European North Sea oil were dwindling, concerns regarding U.S. refinery capacity, and after continuous hurricane activity in the Gulf of Mexico threatened production facilities.

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

The Partnership?s Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership?s open positions as a percentage of total Net Assets by primary market risk category at September 30, 2008 and 2007. At September 30, 2008 and 2007, the Partnership?s total capitalization was approximately $6 million and $7 million, respectively.


Primary Market           September 30, 2008   September 30, 2007
Risk Category               Value at Risk        Value at Risk

Currency	      (0.96)%  	(1.73)%

Equity	        (0.24)	(0.36)

Interest Rate	(0.22)	     (0.32)

Commodity                    	(0.16)	(0.41)

Aggregate Value at Risk	      (1.23)%	(2.01)%


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

The table below supplements the quarter-end VaR set forth above by presenting the Partnership?s high, low, and average VaR, as a percentage of total Net Assets for the four quarter-end reporting periods from October 1, 2007, through September 30, 2008.

Primary Market Risk Category	 High	    Low	      Average
Currency	(1.17)%	(0.60)%	(0.93)%

Equity	(0.72)	(0.11)	(0.43)

Interest Rate	(0.45)	(0.17)	(0.27)

Commodity	(0.40)	   -	(0.18)


Aggregate Value at Risk	(1.31)%	(0.82)%	(1.10)%


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

The VaR tables provided present the results of the Partnership?s VaR for each of the Partnership?s market risk exposures and on an aggregate basis at September 30, 2008 and 2007, and for the four quarter-end reporting periods from October 1, 2007, through
       September 30, 2008. VaR is not necessarily representative of the Partnership?s historic risk, nor should it be used to predict the Partnership?s future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership?s actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances. These balances and any market risk they may represent are immaterial.

The Partnership also maintains a substantial portion of its available assets in cash at MS&Co.; as of September 30, 2008, such amount was equal to approximately 105% of the Partnership?s net asset value. A decline in short-term interest rates would result in a decline in the Partnership?s cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at September 30, 2008, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency. The largest market exposure of the Partnership at September 30, 2008, was to the currency sector. The Partnership?s currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership?s primary exposure at September 30, 2008, was to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk associated with the Partnership?s currency trades will change significantly in the future.

Equity. The second largest market exposure of the Partnership at September 30, 2008, was to the global stock index sector, primarily to equity price risk in the G-7 countries. The G-7 countries consist of France, the U.S., the United Kingdom, Germany, Japan, Italy, and Canada. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At September 30, 2008, the Partnership?s primary exposures were to the NASDAQ 100 (U.S.), DAX (Germany), EURO STOX 50 (Europe), and TAIWAN (Taiwan) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the U.S., European, and Asian stock indices. Static markets would not cause major market changes, but would make it
       difficult for the Partnership to avoid trendless price movements, resulting in numerous small losses.

Interest Rate. The third largest market exposure of the Partnership at September 30, 2008, was to the global interest rate sector. This exposure was primarily spread across U.S., Japanese, and European interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country, as well as relative interest rate movements between countries, materially impact the Partnership?s profitability. The Partnership?s primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries? interest rates. Demeter anticipates that the G-7 countries? interest rates will remain the primary interest rate exposures of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium, or long-term interest rates may have an effect on the Partnership.

Commodity.
Energy. At September 30, 2008, the Partnership had market exposure to the energy sector. The Partnership?s primary energy exposure was to futures contracts in natural gas, as well as crude oil. Price movements in these markets result
       from geopolitical developments, particularly in the
Middle East, as well as weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in the future. Natural gas has exhibited volatility in price resulting from weather patterns and supply and demand factors and will likely continue in this choppy pattern.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2008:

Foreign Currency Balances. The Partnership?s primary foreign currency balances at September 30, 2008, were in the euros, Japanese yen, Hong Kong dollars, and British pounds. The Partnership controls the non-trading risk of foreign currency balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Managers, separately, attempt to manage the risk of the Partnership?s open positions in essentially the same manner in all market categories traded. Demeter attempts to manage market exposure by diversifying the Partnership?s assets among different market sectors and trading approaches through the selection of Commodity Trading Managers and by daily monitoring
       their performance. In addition, the Trading Managers
establish diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

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
Not applicable.

       PART II.  OTHER INFORMATION

Item 1A. RISK FACTORS
Information regarding risk factors appears in Item 2. ?Management?s Discussion and Analysis of Financial Condition and Results of Operations? and Item 3. ?Quantitative and Qualitative Disclosures about Market Risk? of this Form 10-Q. There have been no other material changes from the risk factors previously referenced in the Partnership?s Report on Form 10-K for the fiscal year ended December 31, 2007, and the Partnership?s Reports on Form 10-Q for the quarters ended March 31, 2008 and June 30, 2008.

Item 5.  OTHER INFORMATION
Limited Partners of the Partnership are advised that Demeter has determined to withdraw from the Partnership effective November 30, 2008, and thereafter will commence dissolution of the Partnership pursuant to the Partnership?s Limited Partnership Agreement. In connection with such withdrawal, Demeter terminated trading for the Partnership effective October 31, 2008. Following termination of trading for the Partnership, all Partnership assets will be paid interest at the rate equal to the average yield on 13-week U.S. Treasury Bills, with your share of interest credited to your Units. The management and brokerage fees on any assets remaining in the Partnership after October 31, 2008, will be waived, given the absence of any further futures trading by the Partnership.

       Through November 30, 2008, qualified Limited Partners may, under certain conditions, redeem some or all of their interest in the Partnership and use the proceeds of such redemption to purchase an interest in another Morgan Stanley managed futures partnership for which Demeter is the general partner (an offering in any such managed futures partnership is by prospectus or offering memorandum only). Otherwise, Limited Partners may simply redeem their interest in the Partnership and receive the proceeds of such redemption in cash. Whether you exchange or redeem your Partnership Units, there will be no minimum holding period requirement or redemption charge. Limited Partners who do not redeem their interest in the Partnership prior to November 30, 2008, should be aware that final distribution of any remaining Partnership assets is anticipated to be made on or about December 15, 2008.

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




                        Morgan Stanley Cornerstone Fund II L.P.
                        (Registrant)

                        By: Demeter Management Corporation
                            (General Partner)

November 13, 2008       By: /s/Christian Angstadt
                               Christian Angstadt
                               Chief Financial Officer



The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.